Form 10QSB
period 2003-06-30
SUNRISE USA INC
filed 2004-03-23
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

               (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED June 30, 2003

                                       OR

               ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                             Commission file number

                           Sunrise U.S.A. Incorporated
                           ---------------------------
             (Exact name of registrant as specified in its charter)

        State of Nevada                                          33-1041835
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

   3928 Bowdoin St. Des Moines,IA                                   50313
---------------------------------                                ----------
(Address of principal executive                                  (Zip Code)
           offices)

                                 (515) 288-1042
                                 --------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X    No
             -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant's common stock as of June 30, 2003 is Common stock, $0.01 par value, 99,000,000 shares authorized, 44,965,724 shares issued and outstanding.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.
------------------------------

     Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002.

     Statement of Operations for the three and six months Ended June 30, 2003 and 2002 (unaudited)

     Statement of Cash Flow - six months Ended June 30, 2003 (unaudited)

     Notes to Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

                              Sunrise U.S.A., Inc.
                                 BALANCE SHEETS
                                 --------------




                                                              June 30, 2003      December 31, 2002
                                                             ----------------    -----------------

ASSETS

CURRENT ASSETS
Cash                                                         $           767     $              -
                                                             ----------------    -----------------

     Total current assets                                                767                    -
                                                             ----------------    -----------------
     Total assets                                            $           767     $              -
                                                             ================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                          $             -     $              -
   Notes payable                                                       1,500                    -
   Notes payable - officers                                            2,324                    -
   Accrued interest                                                        -                    -

     Total current liabilities                                         3,824                    -
                                                             ----------------    -----------------

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, no shares issued and outstanding -
  - Common stock, $0.01 par value, 99,000,000 shares
    authorized, 44,965,724 shares issued and outstanding               4,497                4,497
Additional paid-in capital                                           274,811              273,711
Deficit accumulated during the development stage                    (282,365)            (278,208)
                                                             ----------------    -----------------
                                                                      (3,057)                   -
                                                             ----------------    -----------------
     Total liabilities and stockholders' equity              $           767     $              -
                                                             ================    =================

                              Sunrise U.S.A., Inc.
                             STATEMENT OF OPERATIONS
                             -----------------------


                                          Inception         Three Months       Six Months      Three and Six
                                      (July 22, 1999) to       ended             ended          Months ended
                                         June 30, 2003     June 30, 2003     June 30, 2003     June 30, 2002
                                      ------------------   --------------    --------------    --------------

Revenues                              $              -     $           -     $           -     $           -

Cost of sales                                        -                 -                 -                 -
                                      ------------------   --------------    --------------    --------------

  Gross profit (loss)                                -                 -                 -                 -

Selling, general and administrative
expenses                                         4,457             2,787             4,157                 -
                                      ------------------   --------------    --------------    --------------


Net income (loss) from operations               (4,457)           (2,787)           (4,157)                -

Other expense                                        -                 -                 -                 -
Interest expense                                     -                 -                 -                 -
Loss on disposal of assets                           -                 -                 -                 -
Assumption of U.S.A. Sunrise
liabilities                                    171,750                 -                 -                 -
Impariment charge - intangible                 106,158                 -                 -                 -
                                      ------------------   --------------    --------------    --------------

        Net loss                              (282,365)           (2,787)           (4,157)                -


Basic net loss per share              $          (0.01)    $       (0.00)    $       (0.00)    $           -
                                      ------------------   --------------    --------------    --------------

Weighted average shares outstanding         44,965,724        44,965,724        44,965,724        44,965,724
                                      ------------------   --------------    --------------    --------------

                              Sunrise U.S.A., Inc.
                             STATEMENT OF CASH FLOWS
                             -----------------------


                                                             Inception           Six Months          Six Months
                                                          (July 22, 1999)          ended               ended
                                                          to June 30, 2003     June 30, 2003       June 30, 2002
                                                          ----------------    ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITES
   Net loss                                               $      (282,365)    $        (4,157)    $             -
   Adjustments to reconcile net loss to net
   cash flows from operating activities:
        Stock issued for service                                        -                   -                   -
        Stock issued for assumption of U.S.A.
        Sunrise liabilities                                       171,750                   -                   -
        Services provided at no charge to the Company                                       -                   -
        Impairment charge - intangibles                           106,158                   -                   -
        Change in accounts payable                                      -                   -                   -
        Change in other current liabilities                             -                   -                   -
        Rent provided at no charge                                    900                 600                   -
                                                          ----------------    ----------------    ----------------

         Net cash flows from operating activities                  (3,557)             (3,557)                  -
                                                          ----------------    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                    -                   -                   -
                                                          ----------------    ----------------    ----------------

         Net cash flows from investing activities                       -                   -                   -
                                                          ----------------    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Common stock                                                    -                   -                   -
        Notes payable - officer                                     2,324               2,324                   -
        Notes payable                                               1,500               1,500                   -
        Capital contribution                                          500                 500                   -
                                                          ----------------    ----------------    ----------------

         Net cash flows from financing activities                   4,324               4,324                   -
                                                          ----------------    ----------------    ----------------

CASH, BEGINNING OF PERIOD                                               -                   -                   -
                                                          ----------------    ----------------    ----------------

CASH, END OF PERIOD                                       $           767     $           767     $             -
                                                          ----------------    ----------------    ----------------

                              Sunrise U.S.A., Inc.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------



1.   BASIS OF PRESENTATION
--------------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Sunrise U.S.A. Inc. ("the Registrant") as of June 30, 2003, and the results of operations and cash flows for the periods presented. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-KSB of the Registrant, and notes thereto, for the year ended December 31, 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


As of June 30, 2003, Registrant had cash of $767.00. Cash resources have been generated by advanced loans to the Company froman officer of the Company and have been used primarily to fund operating expenses. Registrant is not aware of any additionalsources of liquidity.

The Company is a development stage company with no present business operations. The principal assets of the company include the right to, manufacture and market a South American formulated papaya soft drink known as "Papaya Sunrise" and certain rights to establish a spring water bottling facility.

On March 31, 2003, the Company and Paul Miller Sr. Trust (the "Trust") entered into a letter of intent (the "Letter of Intent") setting forth the basic terms for establishing a bottling facility and for the purchase of spring water in bulk to be located in Spearfish, South Dakota. The Letter of Intent requires the Company, among other things, to attain a working capital position of $250,000 prior to the entering into definitive operating agreements. The Company's Letter of Intent provides for the use of a manufacturing facility for the production of bottled water. Spearfish is located in the Black Hills of South Dakota and the Company's facility next to a spring based water source. This water will be marketed under the names of Dakota Springs and Rushmore Springs, under the slogan "Water of Presidents".

The Company was incorporated in the State of Nevada. In August 2002, U.S.A Sunrise Beverages, Inc., the parent company transferred to the Company all contracts rights title and interest to all intellectual property and any and all formulas and technology for manufacturing, production and distribution for water and or soft drinks owned by U.S.A Sunrise Beverages, Inc.

The Company's beverage products may include, among other things, production and sale of bottled fruit juice and/or spring water products. Prior to the assignment of the Beverage Assets to the Company, the Parent engaged in limited test marketing activities of Papaya Sunrise. In 1991, the Parent produced blind samples for distributors and bottlers located in the mid-west United States.

During the period July 1991 to October 1993, the Parent produced and sold approximately 82,000 cases of Papaya Sunrise. The Parent ceased production due to a shortage of working capital.

                           FORWARD LOOKING INFORMATION
                           ---------------------------

Certain statements included or incorporated by reference in this Form 10-QSB constitute "Forward Looking Statements" within the meaning of section 27A of the securities Act of 1933, as amended (The "Securities Act"), and Section 2IE of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements expressed or implied by such forward looking statements. In addition forward looking statements generally can be identified by the use of forward looking terminology such as "may", "will", "expect", "intend", "anticipate", "estimate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in the forward-looking are reasonable, we can not give assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in our Form 10-SB filed on August 19, 2003.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
--------------------------

To the best of its knowledge, Registrant is not party to, nor is any of its property the subject of, any pending material legal proceedings.


Item 2.  Changes in Securities
------------------------------

None


Item 3.  Defaults Upon Senior Securities
----------------------------------------

None


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

Item 5.  Other Information
--------------------------

None


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits
--------

31.1      Officer's Certificate Pursuant to Section 302

32.1 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K
-------------------

None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Sunrise U.S.A Incorporated
                                        --------------------------
                                        (Registrant)



Date: March 22, 2004                    /s/ Omar Barrientos
                                        --------------------------------------
                                        Omar Barrientos,
                                        President, Chief Executive Officer and
                                        Treasurer