Form 10QSB
period 2003-09-30
SUNRISE USA INC
filed 2004-03-23
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB
                                  ------------

          (X)  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

The number of shares outstanding of the registrant's common stock as of September 30, 2003 is Common stock, $0.01 par value, 99,000,000 shares authorized, 44,965,724 shares issued and outstanding

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.
------------------------------

     Balance Sheets - September 30, 2003 (unaudited) and December 31, 2002.

     Statement of Operations for the three and nine months Ended September 30, 2003 and 2002 (unaudited)

     Statement of Cash Flow - nine months Ended September 30, 2003 (unaudited)

     Notes to Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

                              Sunrise U.S.A., Inc.
                                 BALANCE SHEETS
                                 --------------

                                                                      September 30, 2003    December 31, 2002
                                                                      ------------------    -----------------

ASSETS

CURRENT ASSETS
   Cash                                                               $             767     $              -
                                                                      ------------------    -----------------
     Total current assets                                                           767                    -
                                                                      ------------------    -----------------
     Total assets                                                     $             767     $              -
                                                                      ==================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                   $             -       $              -
   Notes payable                                                                  1,500                    -
   Notes payable - officers                                                       4,861                    -
   Accrued interest                                                                 -                      -
                                                                      ------------------    -----------------
     Total current liabilities                                                    6,361                    -

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value, 1,000,000 shares authorized,
   no shares issued and outstanding                                                 -                      -
   Common stock, $0.01 par value, 99,000,000 shares authorized,
   44,965,724 shares issued and outstanding                                       4,497                4,497
   Additional paid-in capital                                                   274,811              273,711
   Deficit accumulated during the development stage                            (284,902)            (278,208)
                                                                      ------------------    -----------------

                                                                                 (5,594)                   -
                                                                      ------------------    -----------------

     Total liabilities and stockholders' equity                       $             767      $             -
                                                                      ==================    =================

                              Sunrise U.S.A., Inc.
                             STATEMENT OF OPERATIONS
                             -----------------------




                                                  Inception             Three Months          Nine Months          Three and Nine
                                               (July 22, 1999)             ended                 ended              Months ended
                                            to September 30, 2003    September 30, 2003    September 30, 2003    September 30, 2002
                                            ---------------------    ------------------    ------------------    ------------------

Revenues                                    $                 -      $              -      $              -      $              -

Cost of sales                                                 -                     -                     -                     -
                                            ---------------------    ------------------    ------------------    ------------------

Gross profit (loss)                                           -                     -                     -                     -

Selling, general and
administrative expenses                                   6,694                 5,960                 6,694                     -
                                            ---------------------    ------------------    ------------------    ------------------

Net income (loss) from operations                        (6,694)               (5,960)               (6,694)                    -

Other expense                                                 -                     -                     -                     -
Interest expense                                              -                     -                     -                     -
Loss on disposal of assets                                    -                     -                     -                     -
Assumption of U.S.A. Sunrise liabilities                171,750                     -                     -                     -
Impariment charge - intangible                          106,158                     -                     -                     -
                                            ---------------------    ------------------    ------------------    ------------------

Net loss                                               (284,602)               (5,960)               (6,694)                    -


Basic net loss per share                    $             (0.01)     $          (0.00)     $          (0.00)     $              -
                                            ---------------------    ------------------    ------------------    ------------------

Weighted average shares outstanding                  44,965,724            44,965,724            44,965,724            44,965,724
                                            ---------------------    ------------------    ------------------    ------------------

                              Sunrise U.S.A., Inc.
                             STATEMENT OF CASH FLOWS
                             -----------------------


                                                      Inception            Nine Months           Nine Months
                                                  (July 22, 1999) to          ended                 ended
                                                  September 30, 2003    September 30, 2003    September 30, 2002
                                                  ------------------    ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITES
Net loss                                          $       (284,602)     $         (6,694)     $              -
Adjustments to reconcile net loss to
net cash flows from operating activities:
Stock issued for service                                         -                     -                     -
Stock issued for assumption of U.S.A.
Sunrise liabilities                                        171,750                     -                     -
Services provided at no charge to the Company                    -
Impairment charge - intangibles                            106,158                     -                     -
Change in accounts payable                                       -                     -                     -
Change in other current liabilities                              -                     -                     -
Rent provided at no charge                                   1,200                   900                     -
                                                  ------------------    ------------------    ------------------

    Net cash flows from operating activities                (5,494)               (5,794)                    -
                                                  ------------------    ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Net cash flows from investing activities
                                                  ------------------    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Common stock                                             -                     -                     -
        Notes payable - officer                              4,861                 4,861                     -
        Notes payable                                        1,500                 1,500                     -
        Capital contribution                                   500                   500                     -
                                                  ------------------    ------------------    ------------------

   Net cash flows from financing activities                  6,561                 6,561                     -
                                                  ------------------    ------------------    ------------------

CASH, BEGINNING OF PERIOD                                        -                     -                     -
                                                  ------------------    ------------------    ------------------

CASH, END OF PERIOD                               $            767      $            767      $              -
                                                  ------------------    ------------------    ------------------

                              Sunrise U.S.A., Inc.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------



1.   BASIS OF PRESENTATION
--------------------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Sunrise U.S.A. Inc. (the Registrant) as of September 30, 2003, and the results of operations and cash flows for the periods presented. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements in Form 10-KSB of the Registrant, and notes thereto, for the year ended December 31, 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

As of September 30, 2003, Registrant had cash of $767.00. Cash resources have been generated by advanced loans to the Company froman officer of the Company and have been used primarily to fund operating expenses. Registrant is not aware of any additionalsources of liquidity.

The Company is a development stage company with no present business operations. The principal assets of the company include the right to, manufacture and market a South American formulated papaya soft drink known as "Papaya Sunrise" and certain rights to establish a spring water bottling facility.

On March 31, 2003, the Company and Paul Miller Sr. Trust (the Trust) entered into a letter of intent (the "Letter of Intent") setting forth the basic terms for establishing a bottling facility and for the purchase of spring water in bulk to be located in Spearfish, South Dakota. The Letter of Intent requires the Company, among other things, to attain a working capital position of $250,000 prior to the entering into definitive operating agreements. The Companys Letter of Intent provides for the use of a manufacturing facility for the production of bottled water. Spearfish is located in the Black Hills of South Dakota and the Companys facility next to a spring based water source. This water will be marketed under the names of Dakota Springs and Rushmore Springs, under the slogan "Water of Presidents".

The Company was incorporated in the State of Nevada. In August 2002, U.S.A Sunrise Beverages, Inc., the parent company transferred to the Company all contracts rights title and interest to all intellectual property and any and all formulas and technology for manufacturing, production and distribution for water and or soft drinks owned by U.S.A Sunrise Beverages, Inc.

The Companys beverage products may include, among other things, production and sale of bottled fruit juice and/or spring water products. Prior to the assignment of the Beverage Assets to the Company, the Parent engaged in limited test marketing activities of Papaya Sunrise. In 1991, the Parent produced blind samples for distributors and bottlers located in the mid-west United States.

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