Form 10KSB
period 2003-12-31
SUNRISE USA INC
filed 2004-06-07
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                  For the fiscal year ended 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 000-50370


                           Sunrise U.S.A. Incorporated
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)


State of Nevada                                          33-1041835
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)



3928 Bowdoin Street Des Moines, IA                          50313
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

          Issuer's telephone number (515) 288-1042


Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.0001 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|     No  |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.

Yes | |     No  |X|

State Issuer's revenues for its most recent fiscal year:  None.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2004: $0

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ]     No  [  ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 31, 2004 there were 44,965,724 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check one): Yes    ;  No X
                                                               ---     ---

                           SUNRISE U.S.A. INCORPORATED

                                      INDEX
                                      -----


                                                                           Page
                                                                           ----
PART I
------
Item 1.     Description of Business                                          4
Item 2.     Description of Property                                          5
Item 3.     Legal Proceedings                                                5
Item 4.     Submission of Matters to a Vote of Security Holders              5

Part II
-------
Item 5.     Market for Common Equity and Related Stockholder Matters         5
Item 6.     Management's Discussion and Analysis or Plan of Operation        7
Item 7.     Financial Statements                                            12
Item 8.     Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosures                            12
Item 8A.    Controls and Procedures                                         12

PART III
--------
Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance With Section 16(a) of the Exchange
            Act                                                             13
Item 10.    Executive Compensation                                          15
Item 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                      15
Item 12.    Certain Relationships and Related Transactions                  16
Item 13.    Exhibits and Reports on Form 8-K                                18
Item 14.    Principal Accountant Fees and Services                          18

PART I
------

Item 1.   Description of Business
---------------------------------

The Company
-----------

Sunrise U.S.A Incorporated, (the "Company") was incorporated on July 22, 1999 in the State of Nevada as a wholly owned subsidiary of U.S.A. Sunrise Beverages, Inc. a South Dakota Corporation ("SBI Dakota"). The Company has authorized 99,000,000 shares of $0.0001 par value voting common stock (the "Common Stock") and 1,000,000 shares of $0.01 par value preferred stock (the "Preferred Stock").

The Company has nominal assets and no revenues and is a shell company. The Company intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for securities of the Company. The Company has not identified a particular acquisition target as of the date of this report, and has not entered into any negotiations regarding any such acquisition.

The Company intends to remain a shell corporation until a merger or acquisition is consummated, and it is anticipated that during that time frame the Company's cash requirements will be minimal and that all necessary capital, to the extent required, will be provided by the Company's directors or officers.

The Company has no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Company, without compensation. The President anticipates that the business plan of the Company can be implemented by his devoting a portion of his available time to the business affairs of the Company. The Company does not expect any significant changes in the number of employees.

History of the Company
----------------------

On October 17, 2002, SBI Dakota acquired 100% of the capital stock of Avid Canada, Inc., in exchange for the issuance of 28,000,000 shares of SBI Dakota common stock (the "Advanced ID Merger"), resulting in a change of control of SBI Dakota. Subsequent to the consummation of the Advanced ID Merger, SBI Dakota changed its name to Advanced ID, Corp. The shares of common stock of Advanced ID, Corp. (formerly known as U.S.A. Sunrise Beverages, Inc.) are listed for trading on the Over-The-Counter Bulletin Board ("OTCBB") under the trading symbol AIDO.

On August 14, 2002, prior to closing on the Advanced ID Merger, SBI Dakota transferred all of it's right, title and interest in all of the tangible and intangible assets once used in it's beverage business (the "Beverage Assets") to the Company, in exchange for the issuance of 10,615,724 shares of the Company's common stock. Thereafter the Board of Directors of SBI Dakota approved the distribution of all 10,615,724 shares, pare pa su, to the shareholders of SBI Dakota of record immediately prior to the closing of the Advanced ID Merger (the "Spin-Off"). The Company is registering the Spin-Off and the 10,615,724 shares (the "Spin-Off Shares") with the filing of this Registration Statement.

At the time of the Company's incorporation, the principal business purpose of the Company was to assume and continue the development activities of a bottled beverage business formerly carried on by SBI Dakota. Prior to the assignment of the Beverage Assets to the Company, SBI Dakota engaged in limited test marketing activities of a bottled juice product known as "Papaya Sunrise." In 1991, SBI Dakota produced blind samples for distributors and bottlers located in the mid-west United States. During the period July 1991 to October 1993, SBI Dakota produced and sold approximately 82,000 cases of Papaya Sunrise but ceased production due to a shortage of working capital. SBI Dakota unsuccessfully sought investment capital for the beverage business, but terminated these endeavors when in 2002 it received a proposal for and consummated the Advanced ID Merger.

The principal assets of the Company include the right to manufacture and market "Papaya Sunrise" and rights to purchase spring water and to establish a spring water bottling facility.

On March 31, 2003, the Company and the Paul Miller Sr. Trust (the "Trust") entered into a letter of intent (the "Letter of Intent") setting forth the basic terms for the purchase of spring water in bulk and for establishing a bottling facility to be located in Spearfish, South Dakota. The Letter of Intent requires the Company, among other things, to attain a working capital position of $250,000 prior to entering into definitive operating agreements. The Company has no commitments for this working capital and is dependent upon the efforts of it's principal executive and operating officer, Mr. Omar G. Barrientos, for the critical leadership necessary to successfully undertake this activity. The Company issued 350,000 shares of the Company's restricted common stock to an affiliate of the Trust in consideration for entering into the Letter of Intent.


Item 2.   Description of Property
---------------------------------

The Company is the owner of the assets previously owned by its former parent, U.S.A Sunrise Beverages, Inc. The assets include, among many things; (i) a list of the suppliers, bottlers and distributors who previously produced and sold product for U.S.A Sunrise Beverages, Inc., (ii) secret concentrate formulas for the production of fruit juice products, (iii) copyright to a bottle design and the molds for the production of the design in glass bottles in 1.5 liter, 1 liter, 0.5 liter and 16 ounce sizes, and (iv) Letter of Intent with the Paul Miller Sr. Trust dated March 31, 2003.

Office space is provided to the Company by Mr. Barrientos, the Company's President, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.


Item 3.   Legal Proceedings
---------------------------

None.


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

By written consent dated October 22, 2003, shareholders of the Company holding a majority of the Company's common stock approved and adopted the amendments contained in the Amended and Restated Articles of Incorporation that reduced the par value of the Company's common stock from $0.01 per share to $0.0001 per share.


PART II
-------

Item 5.   Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

As of March 31, 2004, no public market exists for the Company's shares. Management does not know if, or when, a market will exist for the Company's shares.

As of March 31, 2004, there were 95 record holders of the Company's common stock.

During the last two fiscal years, no cash dividends have been declared on the Company's common stock and management does not anticipate that dividends will be paid in the foreseeable future.

The Company has not, and does not intend to enter into discussions with broker-dealers or market makers regarding developing a trading market in its stock until a qualified merger or acquisition candidate has been identified. The transferability of the Company's outstanding shares of capital stock is further limited by the terms of an Escrow Agreement and a Lock-Up Agreement.

Escrow Agreement
----------------

The Company has entered into an Escrow Agreement with its attorney, Charles A. Koenig (the "Escrow Agent"), for the purpose of holding the original certificates of 2,687,064 shares of the Company's common stock to be distributed to its shareholders (other than those certain shareholders having entered into the Lock-Up Agreement) pursuant to the spin-off declared by the Company's former parent, Advanced ID, Corp. (fka U.S.A. Sunrise Beverages, Inc.)

Pursuant to the terms of the Escrow Agreement, the Escrow Agent will hold all 2,687,064 shares solely for the benefit of the share owners, and will permit no public transfer or other public distribution of the escrowed shares (other than by operation of law) unless and until the Company has consummated the Business Combination (described at "ITEM 6. Management's Discussion and Analysis and Plan of Operation").

While the escrowed shares are held in escrow, the share owners will be entitled to vote their shares at any meetings or for any matters for which common stockholders are permitted to vote, and the share owners will be entitled to receive all dividends, stock splits and other distributions which common stockholders are entitled to. The Escrow Agent may receive compensation for the services he renders under the Escrow Agreement, and the Company will indemnify the Escrow Agent against all claims, losses, costs and other damages which he may incur by reason of his service as the Escrow Agent.

The escrow arrangement covers 2,687,064 shares of the Company's common stock (representing approximately 6% of all issued and outstanding shares of the Company's common stock), of the total of 10,615,724 Spin-Off Shares (see "ITEM 1 Description of Business"). The remaining 7,928,661 Spin-Off Shares are being distributed to shareholders who have executed the Lock-Up Agreement described below.

Lock-Up Agreement
-----------------

Each of the shareholders described in ITEM 11 hereof, has executed and delivered a "lock-up" letter agreement affirming that they will not sell their respective shares until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "shell" company. In order to provide further assurances that no trading will occur in the Company's securities until a Business Combination has been consummated, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel, Charles A. Koenig, Esq., who will not release these respective certificates until a business combination has been successfully consummated. The lock-up agreements cover 42,278,660 shares of the Company's common stock, representing approximately 94% of all shares.

Item 6.   Management's Discussion and Analysis or Plan of Operations
--------------------------------------------------------------------

The following discussion of the results of operations of the Company for the period from inception (July 22, 1999) to December 31, 2003 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Independent Accountant's Report and Note 2 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about the Company's ability to continue as a going concern. The ability of the Company to continue operations as a going concern is dependent upon its success in acquiring a operating business with profitable operations.

Forward Looking Statements
--------------------------

Because the Company intends to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding forward looking statements found in the following discussion and elsewhere in this registration statement and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. The Company disclaims any obligation to update forward-looking statements.

(a)  Results of Operations

The Company is seeking to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for securities of the Company. During this time the Company's cash requirements will be minimal and all necessary capital, to the extent required, will be provided by the Company's directors or officers. The Company does not anticipate that it will have to raise capital during the next twelve months. The Company also does not expect to make any significant capital acquisitions during the next twelve months, unless it is in connection with the aforementioned business combination.

The Company has no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Company, without compensation. The President anticipates that the business plan of the Company can be implemented by his devoting a portion of his available time to the business affairs of the Company. The Company does not expect any significant changes in the number of employees.

(b)  Plan of Operation

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business opportunity presented to it by persons or firms who or which desire to seek the advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's unlimited discretion to search for and enter into a potential business opportunity. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of a target company will, however, incur significant legal and accounting costs in connection with a merger or exchange with the Company, including the costs of preparing Form 8-Ks, 10-Ks, 10-KSBs, other SEC required filings, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act") specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act.

Evaluation and Suitability
--------------------------

The analysis of a new business opportunity will be undertaken by, or under the supervision of the officers and directors of the Company, none of whom is a professional business analyst. However, the President of the Company was the principal executive officer during the negotiations and consummation of the Company's predecessor, U.S.A. Sunrise Beverages, Inc. in it's acquisition of Avid of Canada, Inc. The Company also intends to utilize the experience of Mr. Giordano, an Advisory member of the Company's Board of Directors in analyzing, negotiating and consummating a business combination. See "ITEM 5 Directors and Executive Officers, Promoters and Control Persons."

Many factors will be considered as part of the Company's "due diligence" examination including but not limited to, analyzing such factors as the target company's available technical, financial and managerial resources, working capital and other financial requirements, history of operations, prospects for the future, government regulation compliance, quality and experience of management, and the potential for growth and profitability. The Company will not acquire or merge with any business entity that cannot provide audited financial statements within the required period of time after closing of the proposed transaction.

It is not anticipated that any outside consultants or advisors, except for the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes. However, if the Company does retain such an outside consultant or advisor, the prospective merger/acquisition candidate will pay any cash fee earned by such party, as the Company has no cash assets with which to pay such obligation. The Company has no contracts or agreements with any outside consultants and none are contemplated.

The Company will not restrict its search for any specific kind of businesses, but may acquire a business entity that is in its preliminary or development stage or is already operating. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. Furthermore, the Company does not intend to seek capital to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated a merger or acquisition.

Shareholder Dilution and Change in Control
------------------------------------------

The actual terms of a transaction to which the Company may be a party cannot be predicted. The Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or business entity. On the consummation of a merger or exchange it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may resign and be replaced by new directors without a vote of the Company's shareholders.

It may be expected that the parties to a transaction with the Company will find it desirable to avoid the creation of a taxable event and thereby seek to structure the transaction for compliance with various provisions of the Internal Revenue Code. Under certain circumstances the owners of the acquired business must own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain 20% or less of the voting stock of the surviving entity, which would result in significant dilution in the equity of the shareholders of the Company.

Regardless of the income tax consequences of a given transaction, it is likely that negotiations with a target company will focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

Importance of Audited Financial Statements
------------------------------------------

The Company is subject to the reporting requirements of the 34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited target company financial statements as part of the Company's Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger, acquisition or business combination, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited target company financial statements are not available at closing, or within the time parameters necessary to insure the Company's compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations which may made by the target company in definitive closing documents, the Company may be delayed or precluded from closing on the merger or acquisition, or if closed, may be required to void or abandon the transaction.

The Securities and Exchange Commission has recently proposed rule changes to the Code of Federal Regulations governing the use of Form 8-K and Form S-8 by shell companies, at 17 CFR Parts 230, 239, 240 and 249. The purpose of the proposed rule changes is to protect investors by deterring fraud and abuse in securities markets that have occurred in the past through the improper use of reporting shell companies. The Company is categorized as a "shell company" as that term is used in the SEC's proposed rule changes. The SEC is concerned that shell companies have been misused in the past by misleading investors with highly speculative securities that trade at low share prices. The Company's securities are and will continue to be highly speculative, and are likely to trade at low prices. The principal rule changes being proposed by the SEC are to prohibit the use of Form S-8 by a shell company, and to amend Form 8-K so as to require a shell company to report the same type of information that would be required if it were filing to register a class of securities under the 34 Act whenever the shell company is reporting the event that caused it to cease being a shell company.

The SEC's concern with the Form S-8 is due to abuses that shell companies have engaged in in the past by effectively issuing securities in capital raising schemes, while circumventing the registration and prospectus delivery requirements of the 33 Act. Because the Form S-8 is intended to be used only to register securities in connection with employee benefit plans, and because shell companies rarely have employees, the use by shell companies of the Form S-8 mechanism has often resulted in abuses. The Company does not intend to have any employees while it is classified as a shell company. The SEC's concern with the Form 8-K is due to what it perceives as the underreporting of necessary information upon completion of the business combination between the shell company and its target. Because Form 8-K does not require the same in depth reporting obligations as does a Form S-1 or Form SB-2 registration and because the Form 8-K permits a delay of up to 71 days in reporting certain of the information required, yet in the view of the SEC the shell company's merger transaction requires the need for most if not all of the information required on Forms S-1 or SB-2 in the same timely manner, the SEC is proposing to increase the reporting requirements under Form 8-K for shell company business combinations. The effect of the proposed rule changes may adversely impact the Company's ability to offer its stock to employees, directors and consultants, and thereby make it more difficult to attract and retain qualified individuals to perform services for the Company, and it will likely increase the costs of registration compliance following the completion of the Company's proposed business combination. For additional information regarding the SEC proposed rule changes, see SEC Release Nos. 33-8407; 34-49566; File no. S7-19-04

Competition
-----------

The Company is an insignificant participant among the many firms that engage in the acquisition of business opportunities. There are many established venture capital and financial businesses which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

There currently is no trading market for the Company's stock and there is no assurance that a trading market will develop which may place the Company at a further competitive disadvantage. Even so, the Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A target company may desire to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an undertaking, and loss of voting control to public shareholders.

Government Regulation
---------------------

Although the Company will be subject to the reporting requirements of the 34 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, as amended, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations that result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs.

For transactions covered by Rule 15g-9 under the Securities Exchange Act of 1934, a broker-dealer must furnish to all investors in low priced stocks known as "penny stocks" a risk disclosure document required by the rule, and must make a special suitability determination of the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. In order to approve a person's account for transactions in penny stock, the broker or dealer must (i) obtain information concerning the person's financial situation, investment experience and investment objectives; (ii) reasonably determine, based on the information required by paragraph (i) that transactions in penny stock are suitable for the person and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the rights of transactions in penny stock; and (iii) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination required by paragraph (ii) in this section, stating in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in a designated security subject to the provisions of paragraph (ii) of this section unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and stating in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement and the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience and investment objectives and obtain from the person a manually signed and dated copy of the written statement.

A penny stock means any equity security other than a security; (i) registered, or approved for registration upon notice of issuance on a national securities exchange that makes transaction reports available pursuant to 17 CFR 11Aa3-1,
(ii) authorized or approved for authorization upon notice of issuance, for quotation on the Nasdaq NMS, (iii) that has a price of five dollars or more, or
(iv) whose issuer has net tangible assets in excess of $2,000,000 demonstrated by financial statements dated less than fifteen months previously that the broker or dealer has reviewed and has a reasonable basis to believe are true and complete in relation to the date of the transaction with the person. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Limited State Registration
--------------------------

The Company is a shell company and consequently the Company's registration statement was prepared in compliance with the SEC proposed rule on the "Use of Form S-8 and Form 8-K by Shell Companies" (Release Nos. 33-8407; 34-49566; File No. S7-19-04). Because the Company's securities are either escrowed pursuant to an Escrow Agreement or held pursuant to a Lock-Up Agreement Letter (see "ITEM 5 Escrow Agreement" and "ITEM 5 Lock-Up Agreement") whereby all holders of the

Company's securities are restricted from making any public transfer or other public disposition of their shares until consummation of a business combination contemplated by the Company, the Company has decided not to register, at this time, any of the Company's securities under any state blue-sky laws.

Once the Company has entered into an agreement for the contemplated business combination, the Company will consult with its merger or acquisition target to determine the nature and extent of blue-sky compliance to be undertaken by the Company. The decisions regarding in which states and when to register the Company's securities under state blue-sky laws will be made based, in part, on the costs of registration, the residency of the Company's shareholders, the need for permitting the transfer of the Company's securities within specific states and other similar factors. Additionally, the target company may, and likely will, have considerable input into the decisions regarding in which states and when to register the Company's securities, and because these factors are not yet known to the Company, it is uncertain whether any blue-sky registration of the Company's securities will take place.

In any event, because the Company's securities will not be publicly tradable under federal securities laws until consummation of the contemplated business combination, the Company will not take action to permit the public trading of its securities under state blue-sky laws prior to consummation.


Item 7.   Financial Statements
------------------------------

Please refer to the pages beginning with F-1.


Item 8.   Changes In and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

None.


Item 8A.   Controls and Procedures
----------------------------------

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's President (the principal executive and chief financial officer of the Company) has evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III
--------

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-----------------------------------------------------------------------
Compliance With Section 16(a) of the Exchange Act.
--------------------------------------------------

The officers and directors of the Company are as follows:

     Omar G. Barrientos            President, Treasurer and Director since 1999
     Gene Fairchild                Secretary and Director since 1999
     Christopher Giordano          Board of Directors Advisory Member

The directors of the Company are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors. Interim replacements for resigning directors and officers are appointed by the Board of Directors. As of March 31, 2004, directors of the Company received no compensation solely for their service as directors. Set forth below are brief descriptions of the recent employment and business experience of the Company's officers and directors.

Omar G. Barrientos - Mr. Barrientos is President, Treasurer and Chairman of the
------------------
Board of Directors of the Company. He was the President, treasurer and a director of U.S.A. Sunrise Beverages Inc., (the Company's former parent company) from August 13, 1990, until September 23, 2002. During the last twelve years, he has researched all aspects of the beverage industry, including concentrate components, production and sales, cost calculations, distribution systems and bottling requirements. Mr. Barrientos is not currently employed in any capacity or position outside the Company and devotes 100% of his time and effort to the Company's business. Mr. Barrientos received his license as a Real Estate Mortgage Broker under the South Dakota Banking Commission in 1981 and is the owner of Omar Financial Services, Rapid City SD. From 1986 to 1990, Mr. Barrientos served as president of Mexico U.S.A. (a chain of Mexican restaurants) located in Rapid City, SD.

Gene Fairchild - Mr. Fairchild is Secretary and a director of the Company. He
--------------
was the vice president, secretary and a director of U.S.A. Sunrise Beverages Inc., (the Company's former parent company) from March 1996, until September 23, 2002. Mr. Fairchild has extensive background in marketing, management, news media and the insurance field. From 1986 to the present, Mr. Fairchild has been the vice president, treasurer and a stockholder of Agents of Insurance, Rapid City SD, an insurance agency located in South Dakota. Mr. Fairchild has been in the insurance field since 1973, starting as a co owner of McKinney-Weddell Insurance, predecessor of Agents of Insurance.

Chris Giordano - Mr. Giordano is an Advisory Board Director and held a similar
--------------
position with the Company's former parent company. Mr. Giordano is a principal of Birchwood Capital Advisors, Inc., and previously served as a consultant with William Scott & Company, both of which companies engage in the business of raising investment capital. From 1983 to 1990, Mr. Giordano was in the asset management department of both Paine Webber and Smith Barney. Subsequently, Mr. Giordano owned Manchester Rhone Securities, a stock brokerage firm, until its sale in 1991. Mr. Giordano also served as the director of corporate finance at M.S. Farrell & Company in 1992 and 1993.

Conflicts of Interest
---------------------

Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates they will devote as much time to the Company's affairs as is reasonably needed.

The officers and directors of the Company are now and may in the future become shareholders, officers or directors of other companies that may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's business operations.

The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

The Company does not have any standing audit, nominating, or compensation committees of the Board of Directors.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Messrs. Barrientos, Fairchild and Giordano were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act. To the best knowledge and belief of the Company, none of such persons made a timely filing of Form 3. None of such persons filed a report on Form 5 during the fiscal year ended December 31, 2003. To the best of the Company's knowledge, with the exception of those persons disclosed at ITEM 11 hereof, no reports have been filed by any other persons who claim ownership of 10% or more of the Company's equity securities.

Item 10.   Executive Compensation
---------------------------------

The following table sets certain information with respect to annual compensation paid in 2002 and 2003 to the Company's only executive officers.

Name and Principal                Annual                             All Other
     Position          Year    Compensation    Awards    Payouts    Compensation
     --------          ----    ------------    ------    -------    ------------

Omar G. Barrientos     2002        None         None       N/A          N/A
President              2003        None         None       N/A          N/A

Gene Fairchild         2002        None         None       N/A          N/A
Secretary              2003        None         None       N/A          N/A

(b)  Compensation Pursuant to Plans

The Company currently has no plans for compensation, bonus compensation, key man insurance, pension, or stock option or stock appreciation rights plans.


Item 11.   Security Ownership of Certain Beneficial Owners and Management and
-----------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The following table sets forth information, as of March 31, 2004, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and by directors and officers of the Company, both individually and as a group.

(a)  Security ownership of certain beneficial owners

                                                    Amount and Nature    Percent
                 Name and Address of                    of Beneficial         of
Title of Class   Beneficial Owner                               Owner      Class
--------------   -------------------                -----------------    -------

Common (2)       Hugo Barrientos                       285,000 shares     0.63%
                 9376 Prairie Ave.
                 Prairie City, IA 50228

Common (2)       Omar A. Barrientos                    285,000 shares     0.63%
                 1512 Marston Ave.
                 Ames, IA 50010

Common (2)       Elizabeth Schroeder                   285,000 shares     0.063%
                 6778 Rosefield Dr.
                 San Diego, CA 92115

Common (2)       Elizabeth Schroeder and             6,007,644 shares    13.36%
                 Isabel Barrientos (JT)
                 6778 Rosefield Dr.
                 San Diego, CA 92115

Common (3)       Michael and Elisa Giordano            120,000 shares     0.13%
                 7841 NE 46St
                 Lauderhill, FL 30068

Common (3)       Michael Giordano III                   30,000 shares     0.07%
                 232 Overmount Ave. # 18
                 West Paterson, NJ 07424

Common (3)       Nicholas E. Giordano                   30,000 shares     0.07%
                 232 Overmount Ave. # 18
                 West Paterson, NJ 07424

(b)  Security ownership of management

                                                    Amount and Nature    Percent
                 Name and Address of                    of Beneficial         of
Title of Class   Beneficial Owner                               Owner      Class
--------------   -------------------                -----------------    -------

Common (2)        Omar G. Barrientos                16,016,015 shares    35.62%
                  3928 Bowdoin St.
                  Des Moines, IA 50313

Common            Gene Fairchild                        51,000 shares     0.11%
                  1807 Spade Ct.
                  Rapid City, SD 57701

Common (3) (4)    Christopher Giordano              16,000,000 shares     0.063%
                  232 Overmount Ave. # 18
                  West Paterson, NJ 07424

Common (4)        Birchwood Capital Advisors           450,000 shares     1.00%
                  Group, Inc.
                  264 Union Blvd., 1st Flr
                  Totowa, NJ 07424

All directors
and officers                                        32,517,015 shares    72.31%
as a group

----------------

(1)  No shares of Preferred Stock have been issued.

(2) Hugo Barrientos, Omar A. Barrientos and Elizabeth Schroeder are the adult children and Isabel Barrientos is the wife of Omar G. Barrientos, the Company's President. Mr. Barrientos disclaims any beneficial ownership in the shares of the Company's common stock owned by his adult children and his wife.

(3) Christopher Giordano is an Advisory member of the Company's Board of Directors. Michael and Elisa Giordano are the parents of Christopher Giordano and Michael Giordano III, and Nicholas E. Giordano are his non-resident minor children. Mr. Giordano disclaims any beneficial ownership in the shares of the Company's common stock owned by these persons.

(4) Birchwood Capital Advisors Group, Inc. is wholly-owned by Christopher Giordano.

(c)  Changes in control

The Company's Plan of Operation is to identify, negotiate and consummate a business combination with another business. Management anticipates that any such business combination will likely result in a change in the control of the Company. See "Plan of Operation."


Item 12.   Certain Relationships and Related Transactions
---------------------------------------------------------

Other than as disclosed below, none of the present directors, officers or principal shareholders of the Company, nor any family member of the foregoing, have or have had any material interest, direct or indirect, in any transaction, within the two years prior to the date of this report, or in any proposed transaction which has materially affected or will materially affect the Company. Management believes the following transactions are as fair to the Company and similar to terms which could be obtained from unrelated third parties.

Omar G. Barrientos, the Company's President and a member of the Company's Board of Directors and Christopher Giordano an Advisory Member of the Company's Board of Directors each received 16,000,000 shares of the Company's common stock for services rendered to the Company at a value of $0.005 per share for total value of $80,000 each. These amounts have been recognized as an expense for the current fiscal year ending December 31, 2003.

Charles A. Koenig, legal counsel to the Company and John E. Rayl, a consultant to the Company received 1,500,000 and 500,000 shares respectively, of the Company's common stock for services rendered to the Company at a value of $0.005 per share for total value of $8,500 and $2,500 respectively. These amounts have been recognized as an expense for the current fiscal year ending December 31, 2003.

Paul Miller Sr. is the trustee and beneficiary of the Paul Miller Sr. Trust and the owner of Paul Miller & Company. Mr. Miller, the Trust and his Company are each shareholders of the Company owning 128,832 shares, 240,169 shares and 350,000 shares of the Company's common stock respectively for a total of 719,001 shares representing approximately 1.6% of the Company's voting common stock. Paul Miller & Company acquired 350,000 shares on March 31, 2003 as consideration for the Trust's execution of the Letter of Intent valued at $0.005 per share and $1,750 has been recognized as an expense for the current fiscal year ending December 31, 2003.

Item 13.   Exhibits and Reports on Form 8-K
-------------------------------------------

(a)  Exhibits

Exhibit Number   Exhibit
--------------   -------

3(i)             Certificate Incorporation
3(ii)            Articles of Incorporation - Bylaws
3(iii)           Amendments to Articles of Incorporation
3(iv)            Amendments to Articles of Incorporation October 30, 2003
4.1              Description of Securities
4.1(i)           Sample Common Stock Share Certificate
4.1(ii)          Description of Securities
4.1(iii)         Sample $0.0001 par value Common Stock Share Certificate
4.1(iv)          Share Escrow Agreement
4.1(v)           Form of Lock-Up Agreement
4.2              Resolution to Incorporate Spin-Off
4.3              Resolution for the Transfer of Intellectual Assets
4.4              Resolution Stock Dividend
4.6(i)           Resolution to Issue Stock to Omar Barrientos
4.6(ii)          Resolution to issue Stock to Chris Giordano
4.6(iii)         Resolution to issue Stock to John E. Rayl
4.6(iv)          Resolution to issue Stock to Charles A. Koenig
4.7(i            Subscription Agreement Omar Barrientos
4.7(ii)          Subscription Agreement Chris Giordano
4.7(iii)         Subscription Agreement John E. Rayl
4.7(iv)          Subscription Agreement Charles A. Koenig
5.0              Opinion of Counsel Dated August 7, 2003
10.1             Letter of Intent with Paul Miller Sr. Trust Dated March 31,
                 2003
*31              Rule 13a-14(a)/15d-14(a) Certifications
*32              Section 1350 Certification

                *   Filed herewith.

(b)  Reports on Form 8-K: None

Item 14.   Principal Accountant Fees and Services
-------------------------------------------------

          Audit Fees                   $   6,647
          Audit-Related Fees                   0
          Tax Fees                             0
          All Other Fees                       0

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SUNRISE U.S.A. INCORPORATED


Dated:  June 4, 2004                By: /s/ Omar G. Barrientos
      ----------------                 ----------------------------------------
                                       Omar G. Barrientos, President
                                       Principal Financial & Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/       OMAR G. BARRIENTOS                  President, Treasurer and Director
--------------------------------              (Principal Executive Officer and
          Omar G. Barrientos                  Principal Financial and Accounting
                                              Officer)

/s/       GENE FAIRCHILD                      Secretary, Director
--------------------------------
          Gene Fairchild

                           SUNRISE U.S.A. INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)


                                    I N D E X
                                    ---------

Report of Independent Registered Public Accounting Firm             F-2

Balance Sheet
     December 31, 2003                                              F-3

Statement of Operations
     For the Years Ended December 31, 2003 and 2002 and from
     inception (July 22, 1999) to December 31, 2003.                F-4

Statement of Stockholder's Equity
     For the Years Ended December 31, 2003 and 2002 and from
     inception (July 22, 1999) to December 31, 2003                 F-5

Statement of Cash Flow
     For the Years Ended December 31, 2003 and 2002 and from
     inception (July 22, 1999) to December 31, 2003                 F-6

Notes to the Financial Statements                                   F-7 to F -11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------




To the Board of Directors
Sunrise U.S.A., Inc.


We have audited the accompanying balance sheet of Sunrise U.S.A., Inc. (a development stage company) as of December 31, 2003 and the related statements of operation, cash flows, and stockholders' equity for each of the years ended December 31, 2003 and 2002, and for the period from inception (July 22, 1999) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise U.S.A., Inc. as of December 31, 2003, and the results of its operations, its cash flows, and the changes in its stockholders' equity for each of the years ended December 31, 2003 and 2002, and for the period from inception (July 22, 1999) to December 31, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has deficits in working capital and equity, and must obtain financing to meet its obligations and to commence operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also discussed in
Note 2. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.


Denver, Colorado
February 20, 2004

                                                        Comiskey & Company, P.C.

                          Sunrise U.S.A., Incorporated
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2003


  ASSETS

CURRENT ASSETS
  Cash                                                           $          415
                                                                ----------------

      Total current assets                                                  415
                                                                ----------------

      Total assets                                              $           415
                                                                ================


  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable - officers                                                8,361
                                                                ----------------

      Total current liabilities                                           8,361
                                                                ----------------

      Total liabilites                                                    8,361

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 100,000 shares authorized,
    no shares issued and outstanding                                          -
  Common stock, $0.0001 par value, 99,000,000 shares authorized,
    44,965,724 shares issued and outstanding                              4,497

  Additional paid-in capital                                            274,910

  Deficit accumulated during the development stage                     (287,353)
                                                                ----------------

                                                                         (7,946)
                                                                ----------------

      Total liabilities and stockholders' equity                $           415
                                                                ================

















    The accompanying notes are an integral part of these financial statements

                          Sunrise U.S.A., Incorporated
                          (A Development Stage Company)
                             Statement of Operations
                 For the Years Ended December 31, 2002 and 2003



                                                    Inception
                                                (July 22, 1999) to
                                                   December 31,        December 31,        December 31,
                                                       2003                2003                2002
                                                 ----------------    ----------------    ----------------

Revenues                                         $             -     $             -     $             -

Cost of sales                                                  -                   -                   -
                                                 ----------------    ----------------    ----------------

  Gross profit (loss)                                          -                   -                   -

Selling, general and administrative expenses               9,446               9,146                 300
                                                 ----------------    ----------------    ----------------

  Net income (loss) from operations                       (9,446)             (9,146)               (300)

Compensation and services                               (171,750)                  -            (171,750)
Impairment charge intangibles                           (106,157)                  -            (106,157)
                                                 ----------------    ----------------    ----------------

  Net loss before taxes                                 (287,353)             (9,146)           (278,207)

Income tax benefit                                             -                   -                   -
                                                 ----------------    ----------------    ----------------

  Net loss                                       $      (287,353)    $        (9,146)    $      (278,207)
                                                 ================    ================    ================



















    The accompanying notes are an integral part of these financial statements

                          Sunrise U.S.A., Incorporated
                          (A Development Stage Company)
                             Statements of Cash Flow
                 For the Years Ended December 31, 2002 and 2003


                                                                    Inception
                                                                (July 22, 1999) to
                                                                   December 31,        December 31,        December 31,
                                                                       2003                2003                2002
                                                                 ----------------    ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $      (287,353)    $        (9,146)    $      (278,207)

Adjustments to reconcile net loss to net cash flows
  from operating activities
    Compensation and services                                            171,750                                 171,750
    Impairment charge                                                    106,157                                 106,157
    Expenses incurred by shareholders on behalf of the Company             4,661               4,661                 300
    Rent contributed to capital                                            1,500               1,200                   -
                                                                 ----------------    ----------------    ----------------

      Net cash flows from operating activities                            (3,285)             (3,285)                  -

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash flows from investing activities                                 -                   -                   -
                                                                 ----------------    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash advanced by shareholders                                            3,700               3,700                   -
                                                                 ----------------    ----------------    ----------------

      Net cash flows from financing activities                             3,700               3,700                   -
                                                                 ----------------    ----------------    ----------------

      Net increase in cash                                                   415                 415                   -

CASH, BEGINNING OF PERIOD
                                                                               -                   -                   -
                                                                 ----------------    ----------------    ----------------

CASH, END OF PERIOD                                              $           415     $           415     $             -
                                                                 ================    ================    ================















    The accompanying notes are an integral part of these financial statements

                          Sunrise U.S.A., Incorporated
                          (A Development Stage Company)
                       Statements of Stockholder's Equity
                 For the Years Ended December 31, 2002 and 2003



                                                                                                            Deficit
                                                                                                          Accumulated
                                         Preferred Stock               Common Stock          Additional      in the        Total
                                     Number of                   Number of                    Paid-in     Development  Stockholders'
                                       Shares        Amount        Shares        Amount       Capital        Stage        Equity
                                    ------------  ------------  ------------  ------------  ------------  ------------  -----------

Recapitalization of stock,
September 2002, $0.0001 per share             -   $         -    10,615,724   $     1,062   $   105,095             -   $  106,157

Net loss                                      -             -             -             -             -      (278,207)    (278,207)
                                    ------------  ------------  ------------  ------------  ------------  ------------  -----------

Balance, December 31, 2002                    -             -    10,615,724         1,062       105,095      (278,207)    (172,050)

Issuance of stock in payment of
compensation and services                                        34,350,000         3,435       168,315                    171,750

Rent contributed to capital                                                                       1,500                      1,500

Net loss                                      -             -             -             -             -        (9,146)      (9,146)
                                    ------------  ------------  ------------  ------------  ------------  ------------  -----------

Balance, December 31, 2003                    -             -    44,965,724         4,497       274,910      (287,353)      (7,946)





















    The accompanying notes are an integral part of these financial statements

                           Sunrise U.S.A. Incorporated
                        Notes to the Financial Statements
                                December 31, 2003


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Development Stage Company
     -------------------------
     Sunrise U.S.A., Inc. (the "Company") was incorporated under the laws of the State of Nevada on July 22, 1999. Its office is located at the office of its President at 3928 Bowdoin Street, Des Moines, Iowa.

     The Company was founded for the purpose of continuing the development of the consumer beverage products of U.S.A. Sunrise Beverages, Inc. (the "Parent"). On September 20, 2002, the Parent acquired 100% of the outstanding capital stock of Advanced ID Corp. (the "Merger"). In August 2002, the Parent contributed all of the properties associated with the beverage business (the "Beverage Assets") to the Company and approved the distribution of 100% of the issued and outstanding capital stock of the Company to the Parent's shareholders of record on September 20, 2002 (the "Spin-Off").

     From 1991 to 1993, the Parent engaged in the test marketing of its papaya soft drink product in several states, and ceased production and sales in 1993 due to lack of financing. Since 1993, the Parent had entered into various agreements for the distribution of beverages and bottled water but, due to lack of financing, was unable to achieve production, and these agreements have since expired. In late 2003, the Company changed its business focus to one of a capital access company with a plan to seek out and acquire desirable targets in which to invest.

     The Company has transacted only limited activities, all of which have related to the development of consumer beverage business, the organization of the Company and the raising of capital. The Company has no full-time employees at the present time; however, the Company's officers are currently engaged in the development of the Company's products and the establishment of the Company's proposed marketing and distribution plan for its products.

     Going Concern
     -------------
     As more fully discussed in Note 2, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described elsewhere, due to deficiencies in working capital resulting from operating losses sustained since inception, there exists substantial doubt about the Company's ability to continue as a going concern.

     Accounting Method
     -----------------
     The Company records income and expenses on the accrual method.

     Fiscal Year
     -----------
     The Company has selected December 31 as the fiscal year end.

     Organization Costs
     ------------------
     Organization costs have been charged to operations in the period incurred.

     Depreciation and Amortization
     -----------------------------
     Depreciation and amortization on assets is recorded using the straight-line method over the estimated life of the asset.

     Statements of Cash Flows
     ------------------------
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                           Sunrise U.S.A. Incorporated
                        Notes to the Financial Statements
                                December 31, 2003


1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------

     Loss Per Share
     --------------
     Loss per share has been computed using the weighted average number of shares outstanding. Common stock equivalents, consisting of a convertible note held by the Company's president, are considered anti-dilutive for purposes of loss per share calculations.

     Use of Estimates
     ----------------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Fair Values of Financial Instruments
     ------------------------------------
     Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

     Income Taxes
     ------------
     Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

     Consideration of Other Comprehensive Income Items
     -------------------------------------------------
     SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the years ended December 31, 1999 and 1998, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

     Stock Basis
     -----------
     Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

     Impairment or Disposal of Long-Lived Assets
     -------------------------------------------
     In August 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available. The Company has implemented FAS 144 for this fiscal year.

                           Sunrise U.S.A. Incorporated
                        Notes to the Financial Statements
                                December 31, 2003


2.   Presentation as a Going Concern
     -------------------------------

     The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company owns certain intangible assets including marketing agreements, industry distribution channels, etc. However, its status as a development stage company, its lack of working capital, as well as an absence of funding commitments for future operations, has caused management to record an impairment charge equal to the value of its intangible assets acquired for stock. This creates substantial doubt about the Company's ability to continue as a going concern.

     The Company has had no significant cash flows from operations to date and must obtain additional funding to meet its obligations and to implement its business plan, which is to produce and distribute mineral water and soft drink products. There can be no guarantee that such financing can be obtained and that the Company will have sufficient resources to pursue its business plan.

     The Company is presently a non-operating company and the annual cash costs of maintaining the Company and protecting its assets is nominal, such costs are currently being met from a working capital commitment made by the Company's major shareholder who will provide funds as needed in exchange for additional common stock at par value or on such other fair and reasonable terms as the Company and the shareholder may agree.

     Until such time as funding can be achieved, the Company will continue to rely upon capital advances from its president, who continues to operate the Company for nominal consideration.

3.   Recapitalization and Spin-Off
     -----------------------------

     Recapitalization
     ----------------
     On October 17, 2002, the Parent combined with Advanced ID, Corp. (formerly known as Avid Canada, Inc.), a Canadian company, in exchange for 28,000,000 shares of Parent's common stock (the "Reverse Acquisition"). Prior to the Reverse Acquisition, the Parent contributed all of the intangible and operating assets associated with the beverage business to the Company in exchange for 10,615,724 shares of the Company's common stock representing 100% of the issued and outstanding capital stock of the Company. The Company also assumed obligations totaling $171,750 which were settled in stock during 2003.

     The Parent Company was incorporated under the laws of the State of South Dakota on August 13, 1990. From 1991 to 1993, the Parent Company engaged in the test marketing of its papaya soft drink product in several states, and ceased production and sales in 1993 due to lack of financing. From 1993 to 2002, the Parent Company entered into various agreements for the distribution of beverages and bottled water, but, due to lack of financing, was unable to achieve production. All agreements and other beverage intangibles had been subject to a full impairment allowance at the date of the Advanced ID Corp. transaction.

                           Sunrise U.S.A. Incorporated
                        Notes to the Financial Statements
                                December 31, 2003


3.   Recapitalization and Spin-Off (Continued)
     -----------------------------------------

     The following is condensed financial information derived from the Parent Company's September 30, 2002 Form 10-QSB (Unaudited).


          Cash                                        $        168
                                                      -------------

          Total Assets                                $        168
                                                      =============

          Notes payable                               $    (72,565)
          Interest payable                                 (18,470)
          Other liabilities                                   (734)
          Common stock                                     350,010
          Paid in capital                                1,567,559
          Accumulated deficit                           (2,009,170)
                                                      -------------
          Stockholders' deficit                            (91,601)
                                                      -------------

     Spin-Off
     --------
     The Parent company approved the distribution of 100% of the Company's issued and outstanding common stock to Parent shareholder's of record on September 20, 2002 (the "Record Date"). There are 10,615,724 shares of the Company's common stock to be distributed. Each Parent company shareholder will receive one (1) share of Company common stock for each one (1) share of Parent company common stock owned on the Record Date. The Company has filed a registration statement, Form 10-KSB, with the Securities & Exchange Commission and intends to deliver these shares to its shareholders upon completion.

4.   Intangible Assets
     -----------------

          Beverage assets                             $    106,158
          Impairment reserve                              (106,158)
                                                      -------------

          Net intangible assets                       $          -
                                                      =============

     The Company received all of the intangible and other operating assets of the beverage business of its former parent company in exchange for the issuance of 10,615,724 shares of the Company's $0.0001 par value voting common stock. The Company recorded these assets at an estimated potential fair value of $106,158 determined in relation to the fair value of stock issued in the exchange.

5.   Related Party Transactions
     --------------------------

     Officers and directors of the Company own a total of 32,250,000 shares of the Company's common stock, representing approximately 71.7% of the total of the Company's issued and outstanding shares of voting common stock.

     Officers are compensated for all out-of-pocket expenses. Management has advanced funds to the Company from time to time in the form of non-interest bearing advances. An officer of the Company provides office space to the Company valued at $100 per month at no charge to the Company.

                           Sunrise U.S.A. Incorporated
                        Notes to the Financial Statements
                                December 31, 2003


6.   Income Taxes
     ------------

     The Company has had losses since inception and therefore has no income tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.

     Deferred income taxes consist of the following at December 31:

                                                    2003               2002
                                                    ----               ----
          Long-term:
                Deferred tax assets              $    1,371        $       45
                Valuation allowance                  (1,371)              (45)
                                                 -----------       -----------

                                                 $        -        $        -
                                                 ===========       ===========

7.   Stockholder's Equity
     --------------------

     Amendment to Articles of Incorporation
     --------------------------------------
     On October 30, 2003, the par value of the Company's common stock was amended from $0.01 per share to $0.0001 per share.

     Shares Issued and Outstanding
     -----------------------------
     In March, 2003, the Company issued a total of 34,450,000 shares of stock valued at $171,750, or $0.005 per share, to consultants and other creditors of the Company and USA Sunrise Beverages in satisfaction of services rendered in the recapitalization and spin off described in Note 3.