Form 10QSB
period 2004-03-31
SUNRISE USA INC
filed 2004-06-07
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB
                                  ------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2004

OR

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
Incorporation or organization)                               Identification No.)



3928 Bowdoin Street Des Moines, IA                                         50313
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (515) 288-1042
--------------------------------------------------------------------------------
                            Issuer's telephone number

                                    No Change
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.0001 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,965,724 shares outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

                           SUNRISE U.S.A. INCORPORATED


                                      INDEX
                                      -----


                                                                          Page
                                                                          ----

PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements                                            3
            Balance Sheet (unaudited)                                       3
            Statement of Operations (unaudited)                             4
            Statement of Cash Flow (unaudited)                              5
            Notes to the Financial Statements                               6
Item 2.     Management's Discussion and Analysis and Plan of Operations     7
Item 3.     Controls and Procedures                                         8

PART II     OTHER INFORMATION
Item 1.     Legal Proceedings                                               9
Item 2.     Changes in Securities                                           9
Item 3.     Defaults Upon Senior Securities                                 9
Item 4.     Submission of matters to a Vote of Security Holders             9
Item 5.     Other Information                                               9
Item 6.     Exhibits and Reports on Form 8-K                                9
            Signatures                                                     10

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements
------------------------------



                           SUNRISE U.S.A. INCORPORATED
                          (A Development Stage Company)
                             Unaudited Balance Sheet


                                                            March 31,          December 31,
                                                               2004                2003
                                                           (unaudited)          (audited)
                                                         ----------------    ----------------

ASSETS

CURRENT ASSETS
  Cash                                                   $           295     $           415
                                                         ----------------    ----------------

  Total current assets                                               295                 415
                                                         ----------------    ----------------

Total Assets                                                         295                 415
                                                         ================    ================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                       $         3,415     $
  Notes payable - officers                                         9,361               8,361
                                                         ----------------    ----------------

  Total Current Liabilities                                       12,776               8,361
                                                         ----------------    ----------------

Commitments and Contingencies                                          0                   0

STOCKHOLEDERS' EQUITY (DEFICIT)
  Preferred stock, $0.01 par value, 1,000,000
    shares, no shares issued and outstanding                           0                   0
  Common stock, $0.0001 par value 99,000,000
    shares authorized, 44,965,724
    shares issued and outstanding                                  4,497               4,497
  Additional paid in capital                                     274,910             274,910
  Retained earnings (deficit)                                   (291,888)           (287,353)
                                                         ----------------    ----------------

  Total Stockholders' Equity (Deficit)                           (12,481)             (7,946)
                                                         ----------------    ----------------

Total Liabilities and Stockholders' Equity (Deficit)     $           295     $           415
                                                         ================    ================












              The accompanying notes are an integral part of these
                         unaudited financial statements.

                           SUNRISE U.S.A. INCORPORATED
                          (A Development Stage Company)
                        Unaudited Statement of Operations


                                            3 months ended      3 months ended
                                            March 31, 2004      March 31,2003
                                           ----------------    ----------------

Revenues                                   $             0     $             0

Expenses                                             4,535               1,370
                                           ----------------    ----------------

Net loss from operations                            (4,535)             (1,370)


Net income (loss)                          $        (4,535)    $        (1,370)
                                           ================    ================

Basic net income (loss) per share          $       (0.0001)    $     (0.000005)
                                           ================    ================

Weighted average shares outstanding             44,965,724          44,965,724
                                           ================    ================































              The accompanying notes are an integral part of these
                         unaudited financial statements.

                           SUNRISE U.S.A. INCORPORATED
                          (A Development Stage Company)
                        Unaudited Statement of Cash Flows


                                                Inception          Three Months        Three Months
                                            (July 22,1999) to         Ended               Ended
                                               March 31, 04        March 31, 04        March 31, 03
                                             ----------------    ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            $      (291,888)    $        (4,535)    $        (1,370)
Adjustments to reconcile net loss to net
cash flows from operating activities
  Services paid in common stock                      171,750
  Impairment charge                                  106,157
  Expenses incurred by
    shareholders                                       4,661                                   1,070
  Accounts payable                                     3,415               3,415
  Rent contributed to capital                          1,500                   -                 300
                                             ----------------    ----------------    ----------------
  Net cash flows from operating
    activities                                        (4,405)             (1,120)                  -

CASH FLOWS FROM INVESTING ACTIVITIES                       -                   -                   -
                                             ----------------    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash advanced by shareholders                        4,700               1,000                   -
                                             ----------------    ----------------    ----------------

Net cash flows from financing activities               4,700               1,000                   -
                                             ----------------    ----------------    ----------------

Net increase (decrease) in cash                          295                (120)                283

CASH, BEGINNING OF PERIOD                                  -                 415                   -
                                             ----------------    ----------------    ----------------
CASH, END OF PERIOD                          $           295     $           295     $             -
                                             ================    ================    ================














              The accompanying notes are an integral part of these
                         unaudited financial statements.

SUNRISE U.S.A. INCORPORATED
(A Development Stage Company)
Notes To Unaudited Financial Statements
For The Three Month Period Ended March 31, 2004


Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three-month interim period ended March 31, 2004 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented). The results of operations for the Three-month period ended March 31, 2004 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2004.

Note 2 - Financial Statements
-----------------------------

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Item 2.   Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended March 31, 2004.

The expenses related to the three month period ended March 31, 2004 consist of accounts payable to auditors and to nominal reimbursements to an officer of the company for advances made.

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

Plan of Operation
-----------------

The following discussion of the Company's Plan of Operation is limited and should be read in conjunction with the detailed description of the Company's Plan of Operation included in the Company's Annual Report on Form 10-K for the year ending December 31, 2003.

The Company is a shell company and intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for the Company's securities (the "Business Combination").

The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it may not permit the Company to offset potential losses from one venture against gains from another.

Due to the Company's intent to remain a shell corporation until a merger or acquisition candidate is identified, it is anticipated that its cash requirements shall be minimal, and that all necessary capital, to the extent required, will be provided by the directors or officers. The Company does not anticipate that it will have to raise capital in the next twelve months. The Company also does not expect to acquire any plant or significant equipment.

The Company has no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that they will devote the amount time required to implement the business plan; however, conflicts of interest may arise with respect to the limited time commitment by such officers. The Company does not expect any significant changes in the number of employees.


Item 3.   Controls and Procedures
---------------------------------

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

The Company presently has a registration statement (Form 10-SB/A) on file before the SEC, in connection with the registration of 10,615,724 of the Company's outstanding common shares (issued to shareholders when the Company was spun-off from its former parent corporation). In order to avoid the creation in a public trading market of the Company's stock prior to the SEC acting on the registration statement, certificates representing all 44,965,724 of the Company's outstanding common shares are being held in escrow pursuant to an Escrow Agreement of Lock-Up Letter, which prohibit the transfer of these shares in any public transaction. These shares will not be released to the owners thereof unless and until the Company closes on the Business Combination (see "Item 2. Management's Discussion and Analysis or Plan of Operation - Plan of Operation").

There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
---------------------------

None


Item 2.   Changes in Securities
-------------------------------

None


Item 3.   Defaults Upon Senior Securities
-----------------------------------------

None


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

None


Item 5.   Other Information
---------------------------

None.


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits

For a complete set of Exhibits, reference is made to the Company's Form 10-SB and Form 10-SB Amendment No. 1, and the Annual Report on Form 10-KSB for the year ended December 31, 2003.

Exhibit Number   Exhibit
--------------   -------

3(i)             Certificate Incorporation
3(ii)            Articles of Incorporation - Bylaws
3(iii)           Amendments to Articles of Incorporation
3(iv)            Amendments to Articles of Incorporation October 30, 2003
4.1              Description of Securities
4.1(i)           Sample Common Stock Share Certificate
4.1(ii)          Description of Securities
4.1(iii)         Sample $0.0001 par value Common Stock Share Certificate
4.1(iv)          Share Escrow Agreement
4.1(v)           Form of Lock-Up Agreement
4.2              Resolution to Incorporate Spin-Off
4.3              Resolution for the Transfer of Intellectual Assets
4.4              Resolution Stock Dividend
10.1             Letter of Intent with Paul Miller Sr. Trust Dtd. March 31, 2003
*31              Rule 13a-14(a)/15d-14(a) Certifications
*32              Section 1350 Certification

          *    Filed herewith.

(b)  Reports on Form 8-K: None.

                                   SIGNATURES
                                   ----------

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Sunrise U.S.A. Incorporated
                                        ---------------------------



Date    June 4, 2004                    /s/ OMAR G. BARRIENTOS
    -------------------                 ----------------------------------------
                                        Omar G. Barrientos, President
                                        Principal Financial & Accounting Officer