Form 10QSB
period 2004-06-30
SUNRISE USA INC
filed 2004-08-09
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB

          (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2004
          OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,965,724 shares outstanding as of June 30, 2004.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                           SUNRISE U.S.A. INCORPORATED

                                      INDEX

                                                                         Page
PART I      FINANCIAL INFORMATION                                          3
Item 1.     Financial Statements                                           3
            Balance Sheet (unaudited)                                      3
            Statement of Operations (unaudited)                            4
            Statement of Cash Flow (unaudited)                             5
            Notes to the Financial Statements                              6

Item 2.     Management's Discussion and Analysis and Plan of Operations    7
Item 3.     Controls and Procedures                                        8

PART II     OTHER INFORMATION                                              9
Item 1.     Legal Proceedings                                              9
Item 2.     Changes in Securities                                          9
Item 3.     Defaults Upon Senior Securities                                9
Item 4.     Submission of matters to a Vote of Security Holders            9
Item 5.     Other Information                                              9
Item 6.     Exhibits and Reports on Form 8-K                               9
            Signatures                                                    10

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


                           SUNRISE U.S.A. INCORPORATED
                          (A Development Stage Company)
                             Unaudited Balance Sheet



                                                                    June 30,      December 31,
                                                                      2004           2003
                                                                    (unaudited)     (audited)
ASSETS

CURRENT ASSETS
   Cash                                                            $        365  $        415
   Total current assets                                                     365           415
                                                                   ------------  ------------
Total Assets                                                                365           415

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                $      1,000  $
   Notes payable - officers                                              14,867         8,361
                                                                   ------------  ------------
   Total Current Liabilities                                             15,867         8,361

Commitments and Contingencies                                                 0             0

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $0.01 par value, 1,000,000
      shares, no shares issued and outstanding                                0             0
   Common stock, $0.0001 par value 99,000,000
      shares authorized, 44,965,724
      shares issued and outstanding                                       4,497         4,497
   Additional paid in capital                                           274,910       274,910
   Retained earnings (deficit)                                         (287,353)     (287,353)
                                                                   ------------  ------------
   Total Stockholders' Equity (Deficit)                                 (15,502)       (7,946)
                                                                   ------------  ------------
Total Liabilities and Stockholders' Equity (Deficit)               $        365  $        415


The accompanying notes are an integral part of these unaudited financial statements.

                           SUNRISE U.S.A. INCORPORATED
                          (A Development Stage Company)
                        Unaudited Statement of Operations


                                       6 months ended   6 months ended
                                       June 30,2004     June 30,2003
Revenues                              $         0    $          0

Expenses                                    7,557           4,157

Net loss from operations                   (7,557)         (4,157)


Net income (loss)                     $    (7,557)   $    ( 4,157)

Basic net income (loss) per share     $   (0.0002)   $    (0.0001)

Weighted average shares outstanding    44,965,724      44,965,724
























The accompanying notes are an integral part of these unaudited financial statements.

                           SUNRISE U.S.A. INCORPORATED
                          (A Development Stage Company)
                        Unaudited Statement of Cash Flows


                                                        Inception       Six Months    Six Months
                                                      (July 22,1999)     Ended         Ended
                                                      to June 30, 04    June 30,04    June 30,03
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $    (294,909)   $     (7,558)   $     (4,157)
Adjustments to reconcile net loss to net cash
flows from operating activities
   Services paid in common stock                          171,750
   Impairment charge                                      106,157
   Expenses incurred by
      shareholders                                          4,661
   Accounts payable                                         1,000           1,000
   Rent contributed to capital                              1,500               -             600
                                                    -------------    ------------    ------------
   Net cash flows from operating
      activities                                           (9,841)         (6,558)         (3,557)

CASH FLOWS FROM INVESTING ACTIVITIES                            -               -               -
                                                    -------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES                                                            -
                                                                                     ------------
   Cash advanced by shareholders                           10,206           6,508           4,324
                                                    -------------    ------------    ------------
Net cash flows from financing activities                   10,206           5,508           4,324
                                                    -------------    ------------    ------------
Net increase (decrease) in cash                               365             (50)            767
CASH, BEGINNING OF PERIOD                                       -             415               -
                                                    -------------    ------------    ------------

CASH, END OF PERIOD                                 $         365    $        365    $        767
                                                    -------------    ------------    ------------



The accompanying notes are an integral part of these unaudited financial statements.

 SUNRISE U.S.A. INCORPORATED
(A Development Stage Company)
Notes To Unaudited Financial Statements
For The Three Month Period Ended June 30, 2004

Note 1 - Unaudited Financial Information

The unaudited financial information included for the six-month interim period ended June 30, 2004 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented). The results of operations for the Six-month period ended June 30, 2004 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2004.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended June 30, 2004.

The expenses related to the six month period ending June 30, 2004 consist of accounts payable to Legal counsel and to nominal reimbursements to an officer of the company for advances made.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

For a complete set of Exhibits, reference is made to the Company's Form 10-SB and Form 10-SB Amendment No. 1, and the Annual Report on Form 10-KSB for the year ended December 31, 2003.

Exhibit          Exhibit
Number

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


                                             Sunrise U.S.A. Incorporated
                                             ---------------------------



Date        June 8, 2004        /s/ OMAR G. BARRIENTOS
            ------------        ----------------------------------
                                       Omar G. Barrientos, President
                                       Principal Financial & Accounting Officer

                                                                   Exhibit 31

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER

I, Omar G. Barrientos, certify that:

1. I have reviewed this annual report on Form 10-QSB of Sunrise U.S.A., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

 a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

 b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

 c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

 a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

 b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: June 8, 2004

By: /s/ OMAR G. BARRIENTOS
Omar G. Barrientos
Chief Executive Officer
Chief Financial Officer

                                                                   Exhibit 32
                                CERTIFICATION OF
                           CHIEF EXECUTIVE OFFICER OF
                           SUNRISE U.S.A. INCORPORATED
                       PURSUANT TO 18 U.S.C. SECTION 1350



I, Omar G. Barrientos, President and Chief Executive Officer of Sunrise U.S.A. Incorporated (the "Company"), hereby certify that the accompanying report on Form 10-QSB for the period ending June 30,2004 and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") by the Company fully complies with the requirements of that section.

I further certify that the information contained in the Report fairly presents, in all material respects, the financial operations and results of operations of the Company.




                           By: /s/ OMAR G. BARRIENTOS
                           Name:    Omar G. Barrientos
                           Date: June 8, 2004