Form 10QSB
period 2004-09-30
SUNRISE USA INC
filed 2004-11-15
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                                  -----------

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

     OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-50370

                           Sunrise U.S.A. Incorporated
  -----------------------------------------------------------------------------
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

                                    No Change
  -----------------------------------------------------------------------------
             (Former name, former address and former fiscal year, If
                           changed since last report)

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

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

                           SUNRISE U.S.A. INCORPORATED


                                      INDEX
                                      -----

                                                                         Page
                                                                         ----
PART I      FINANCIAL INFORMATION                                         3
Item 1.     Financial Statements                                          3
            Balance Sheet (Unaudited)                                     3
            Statement of Operations (Unaudited)                           4
            Statement of Cash Flow (Unaudited)                            5
            Notes to the Financial Statements                             6

Item 2.     Management's Discussion and Analysis and Plan
            of Operations                                                 7
Item 3.     Controls and Procedures                                       8

PART II     OTHER INFORMATION
Item 1.     Legal Proceedings                                             8
Item 2.     Changes in Securities                                         8
Item 3.     Defaults Upon Senior Securities                               8
Item 4.     Submission of matters to a Vote of Security Holders           8
Item 5.     Other Information                                             8
Item 6.     Exhibits and Reports on Form 8-K                              9
            Signatures                                                   10

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------




                           SUNRISE U.S.A. INCORPORATED
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                                     September 30      December 31
                                                                         2004              2003
                                                                                         Restated
                                                                     (Unaudited)        (Audited)
                                                                    --------------    --------------

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $          73     $         415
                                                                    --------------    --------------

    Total current assets                                                       73               415
                                                                    --------------    --------------

    Total assets                                                    $          73     $         415
                                                                    ==============    ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $       1,000     $           -
  Notes payable                                                                 -                 -
  Notes payable - officers                                                 15,575             8,361
                                                                    --------------    --------------

    Total current liabilities                                              16,575             8,361
                                                                    --------------    --------------


    Total liabilites                                                       16,575             8,361

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 100,000 shares authorized,
    no shares issued and outstanding                                            -                 -
  Common stock, $0.0001 par value, 99,000,000 shares authorized,
    44,965,724 shares issued and outstanding                                4,497             4,497
  Additional paid-in capital                                            2,300,852         2,300,852
  Deficit accumulated during the development stage                     (2,321,851)       (2,313,295)
                                                                    --------------    --------------

                                                                          (16,502)           (7,946)
                                                                    --------------    --------------

    Total liabilities and stockholders' equity                      $          73     $         415
                                                                    ==============    ==============




               The accompanying notes are an integral par of these
                         unaudited financial statements

                           SUNRISE U.S.A. INCORPORATED
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                   Inception       Three Months     Three Months     Nine Months      Nine Months
                                                       to             Ended            Ended            Ended            Ended
                                                  September 30     September 30     September 30     September 30     September 30
                                                      2004             2004             2003             2004             2003
                                                 --------------   --------------   --------------   --------------   --------------

Revenues                                         $     247,066                -                -                -                -

Cost of sales                                          180,668                -                -                -                -
                                                 --------------   --------------   --------------   --------------   --------------

Gross profit (loss)                                     66,398                -                -                -                -

Selling, general and administrative expenses     $   1,742,137    $       1,000    $       5,960    $       8,556    $       6,694
                                                 --------------   --------------   --------------   --------------   --------------

Net income (loss) from operations                   (1,675,739)          (1,000)          (5,960)          (8,556)          (6,694)

Other expense
  Interest expense                                    (214,372)               -                -                -                -
  Loss on disposal of assets                            (2,143)               -                -                -                -
  Compensation and services                           (171,750)               -                -                -                -
                                                 --------------   --------------   --------------   --------------   --------------

Net loss before taxes and extraordinary item        (2,064,004)          (1,000)          (5,960)          (8,556)          (6,694)

Income tax benefit                                      24,500                -                -                -                -
                                                 --------------   --------------   --------------   --------------   --------------

Net loss before extraordinary item                  (2,039,504)          (1,000)          (5,960)          (8,556)          (6,694)

Extraordinary item
  Foreclosure gain, net of tax of $24,500               47,652                -                -                -                -
                                                 --------------   --------------   --------------   --------------   --------------

Net Loss                                         $  (1,991,852)   $      (1,000)   $      (5,960)   $      (8,556)   $      (6,694)
                                                 ==============   ==============   ==============   ==============   ==============

Basic net loss per share before
extraordinary item                               $    (0.04536)   $    (0.00002)   $    (0.00013)   $    (0.00019)   $    (0.00015)

Basic net income from extraordinary item               0.00106                -                -                -                -
                                                 --------------   --------------   --------------   --------------   --------------

Basic net loss per share                         $    (0.04430)   $    (0.00002)   $    (0.00013)   $    (0.00019)   $    (0.00015)
                                                 ==============   ==============   ==============   ==============   ==============

Weighted average shares outstanding                 44,965,724       44,965,724       44,965,724       44,965,724       44,965,724
                                                 ==============   ==============   ==============   ==============   ==============





               The accompanying notes are an integral par of these
                         unaudited financial statements

                           SUNRISE U.S.A. INCORPORATED
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                       Inception      Three Months    Three Months    Nine Months     Nine Months
                                                           to            Ended           Ended           Ended           Ended
                                                      September 30    September 30    September 30    September 30    September 30
                                                          2004            2004            2003            2004            2003
                                                     --------------  --------------  --------------  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $  (1,991,852)  $      (1,000)                  $      (8,557)  $      (6,694)
Adjustments to reconcile net loss to net cash flows
  from operating activities
    Depreciation and amortization                           66,672
    Stock issued for services                              410,648
    Services provided at no charge to the company          471,229
    Interest rolled into notes                              12,681
    Writeoff of formulas and technology                      3,669
    Gain on foreclosure, before tax effect                 (53,214)
    Expenses incurred by shareholders on behalf
    of the Company                                           4,961
    Rent contributed to capital                              1,200               -                                             900
    Changes in items of working capital:
       Accounts payable                                     51,293                                           1,000
       Accrued interest                                     69,746               -               -               -               -
                                                     --------------  --------------  --------------  --------------  --------------

       Net cash flows from operating activities           (952,967)         (1,000)              -          (7,557)         (5,794)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets for cash                      (10,140)              -               -               -               -
                                                     --------------  --------------  --------------  --------------  --------------

       Net cash flows from investing activities            (10,140)              -               -               -               -

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of promissory notes                           522,341                                               -           1,500
    Cash advanced by shareholders                          163,988             708                           7,215           4,561
    Payments on notes payable                             (339,121)                                              -
    Common stock                                           386,142                                               -
    Capital contributions                                  229,830               -               -               -             500
                                                     --------------  --------------  --------------  --------------  --------------

       Net cash flows from financing activities            963,180             708               -           7,215           6,561
                                                     --------------  --------------  --------------  --------------  --------------

       Net increase (decrease) in cash                          73            (292)              -            (342)            767

CASH, BEGINNING OF PERIOD
                                                                 -             365               -             415               -
                                                     --------------  --------------  --------------  --------------  --------------

CASH, END OF PERIOD                                  $          73   $          73   $           -   $          73   $         767
                                                     ==============  ==============  ==============  ==============  ==============





               The accompanying notes are an integral par of these
                         unaudited financial statements

                           SUNRISE U.S.A. INCORPORATED
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the nine-month interim period ended September 30, 2004 and 2003 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented). The results of operations for the Nine-month period ended September 30, 2004 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2004.


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


Note 3 - Basis of Presentation and Restatement
----------------------------------------------

The accompanying unaudited financial statements include the accounts of the Company from the date of its incorporation (July 22, 1999) to the present and the accounts of the Company's predecessor USA Sunrise Beverages, Inc. for the period from it's incorporation (August 13, 1990) to September 20, 2002. Also, the Company has restated it's financial statements for the Nine-months ending September 30, 2003 and for the year ending December 31, 2003 to include the accounts of the Company's predecessor.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

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

Plan of Operation
-----------------

The following discussion of the Company's Plan of Operation is limited and should be read in conjunction with the detailed description of the Company' Plan of Operation included in the Company's Annual Report on Form 10-K for the year ending December 31, 2003.

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


Item 3.  Controls and Procedures
--------------------------------

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


PART II OTHER INFORMATION
-------------------------

Item 1.  Legal Proceedings - None
--------------------------


Item 2.  Changes in Securities - None
------------------------------


Item 3.  Defaults Upon Senior Securities - None
----------------------------------------


Item 4.  Submission of Matters to a Vote of Security Holders - None
------------------------------------------------------------


Item 5.  Other Information - None.
--------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

For a complete set of Exhibits, reference is made to the Company's Form 10-SB and Form 10-SB Amendment No. 1 and Amendment No. 2, and the Annual Report on Form 10-KSB for the year ended December 31, 2003.

Exhibit Number      Exhibit
--------------      -------
3(i)                Certificate Incorporation
3(ii)               Articles of Incorporation - Bylaws
3(iii)              Amendments to Articles of Incorporation
3(iv)               Amendments to Articles of Incorporation October 30, 2003
4.1                 Description of Securities
4.1(i)              Sample Common Stock Share Certificate
4.1(ii)             Description of Securities
4.1(iii)            Sample $0.0001 par value Common Stock Share Certificate
4.1(iv)             Share Escrow Agreement
4.1(v)              Form of Lock-Up Agreement
4.2                 Resolution to Incorporate Spin-Off
4.3                 Resolution for the Transfer of Intellectual Assets
4.4                 Resolution Stock Dividend
10.1                Letter of Intent with Paul Miller Sr.  Trust Dated March 31,
                    2003
10.2                Stock Purchase Agreement Among The Purchasers Executing This
                    Agreement and Omar Barrientos and Other  Stockholders of USA
                    Sunrise Beverage, Inc. dated September 23, 2002
10.6                Quit Claim Deed and Release  dated  August 18, 1998  between
                    Dakota  Mining  and  Construction,   Inc.  and  USA  Sunrise
                    Beverages, Inc. (3)
10.8                Loan  Agreement  between  Omar  Barrientos  and USA  Sunrise
                    Beverages, Inc. dated January 1, 1994 (3)
10.9                Note  Agreement  between  Dr.  Neil  Kurti  and USA  Sunrise
                    Beverages, Inc. dated November 11, 1995 (3)
10.9(i)             Note Satisfaction and Release between Dr. Neil Kurti and USA
                    Sunrise Beverages, Inc. dated September 6, 2002
10.9(ii)            Agreement For  Satisfaction  and Release between Paul Miller
                    Sr. Trust and USA Sunrise Beverages, Inc. dated September 4,
                    2002.
10.9(iii)           Satisfaction  of  Judgment of Dr.  Vincent E.  Eilers  dated
                    January 19, 2004
10.9(iv)            Satisfaction and Release between Tesoro  Corporation and USA
                    Sunrise Beverages, Inc. executed June, 2002
*31                 Rule 13a-14(a)/15d-14(a) Certifications
*32                 Section 1350 Certification

                    * Filed herewith.

(b)  Reports on Form 8-K

Pursuant to the requirements of Section 203 Audit Partner Rotation of the Sarbannes-Oxley Act of 2002 the Company's accountants, Comiskey & Company, resigned effective October 1, 2004. Accordingly, the Company filed From 8-K on October 12, 2004.

                                   SIGNATURES
                                   ----------

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Sunrise U.S.A. Incorporated
                                               -----------------------------


Date   November 15, 2004                       /s/ OMAR G. BARRIENTOS
       -----------------                       -----------------------------
                                               Omar G. Barrientos, President
                                               Principal Financial & Accounting
                                               Officer