Form 10KSB
period 2004-12-31
SUNRISE USA INC
filed 2005-05-02
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended 2004

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2005: $0

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

Yes [  ]     No  [  ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 31, 2005 there were 44,965,724 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check one):  Yes     ;  No  X
                                                               -----     -----

                           SUNRISE U.S.A. INCORPORATED

                                      INDEX

                                                                          Page
                                                                          ----

PART I

Item 1.     Description of Business                                         4

Item 2.     Description of Property                                         6

Item 3.     Legal Proceedings                                               6

Item 4.     Submission of Matters to a Vote of Security Holders             6

Part II

Item 5.     Market for Common Equity and Related Stockholder Matters        6

Item 6.     Management's Plan of Operation                                  7

Item 7.     Financial Statements                                           10

Item 8.     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosures                                      13

Item 8A.    Controls and Procedures                                        14


PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance With Section 16(a) of the Exchange Act     15

Item 10.    Executive Compensation                                         17

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                     17

Item 12.    Certain Relationships and Related Transactions                 19

Item 13.    Exhibits and Reports on Form 8-K                               20

Item 14.    Principal Accountant Fees and Services                         21

PART I
------

Item 1.    Description of Business
----------------------------------

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

The Company has assets of nominal value and no revenues and is a shell company. The Company intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for securities of the Company. The Company has not identified a particular acquisition target as of the date of this report, and has not entered into any negotiations regarding any such acquisition.

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

History of the Company
----------------------

The business of the Company began July, 1991 (the date of "Inception") with the development and test marketing of "Papaya Sunrise" a fruit drink product (the "Beverage Business") under the name of U.S.A. Sunrise Beverages, Inc., a South Dakota corporation ("SBI Dakota"). On August 14, 2002 the Beverage Business was reincorporated in the state of Nevada by the transfer of all of the assets of SBI Dakota (being the "Beverage Assets") to the Company (the "Recorporation"). The Company was then spun-off of SBI Dakota on September 20, 2002, as a result of SBI Dakota's distribution of 10,615,724 shares (the "Spin-Off Shares") of the Company's common stock (being all of the Company's then issued and outstanding shares of common stock) to SBI Dakota's shareholders on the ratio of one (1) Company share for one (1) SBI Dakota share (the "Spin-Off").

Also during 2002, SBI Dakota entered into several transactions with its creditors and shareholders that provided for the repayment of all of SBI Dakota's debt (and therefore all of the Beverage Business debt) and the transfer of control of SBI Dakota. Specifically, (i) an officer of SBI Dakota received 153,415 shares of SBI Dakota common stock in payment of $30,000 of unpaid compensation and $42,779 of unpaid advances, (ii) SBI Dakota issued 90,000 shares of common stock in release of an asserted claim in the amount of $22,500,
(iii) a shareholder of SBI Dakota transferred 25,000 shares of his SBI Dakota common stock to certain note holders in exchange for the holders' release of $129,335 of SBI Dakota promissory notes, and (iv) the shareholders of SBI Dakota transferred 10,000,000 shares of SBI Dakota common stock to a private buyer group in exchange for their assumption of $91,049 of the remaining SBI Dakota unpaid debt. The accompanying financial statements include $220,384 as an addition to Additional Paid-in-Capital in repayment of the debts paid by a shareholder and assumed by the buyers of the controlling interest in SBI Dakota, being items (iii) and (iv) respectively.

The accompanying financial statements include the accounts of the Company for all periods presented and include the accounts of the Beverage Business, that is the accounts of SBI Dakota, for the period from Inception to August, 2002.

The Company's Beverage Business was undercapitalized and is not in operation. The capitalized cost of the Beverage Assets of approximately $1,144,500 was written down in 1996 and written off in 1997. The Company maintains and retains possession and ownership of the Beverage Assets. See "Description of Property."

In the fiscal year 2003 the Company considered entering into the production and sale of bottled spring water and entered into a Letter of Intent with the owner of certain water rights and a facility located in Spearfish, South Dakota. The Company paid the owner (a shareholder of the Company) 350,000 shares of its common stock in consideration for entering into the Letter of Intent. The accompanying financial statements include this payment valued at $1,750 as an expense in the year 2003. The Company permitted the Letter of Intent to expire on March 31, 2004.

Blank Check Company
-------------------

The Company's assets are of nominal value, the Company's stock is a "penny stock" and the Company intends to locate and consummate a merger or acquisition with a private business entity (a "Business Combination"). As such the Company is a "shell" company and is also defined to be a "blank check company" pursuant to Section 7(b)(3) of the Securities Act of 1933 (the "Act").

On April 7, 2000 in a letter addressed to the National Association of Securities Dealers, the Securities and Exchange Commission issued a clarification with regard to the reporting status under the Securities Exchange Act of 1934 of a non-reporting company after it acquired a reporting "blank check" company. This letter clarified the Commission's position that such company would not be a successor issuer to the reporting obligation of the "blank check" company by virtue of Exchange Act Rule 12g-3(a).

The Securities and Exchange Commission further stated "Nonetheless, we recognized the long-standing availability of the "back door" registration procedure where a going business was acquired, and concluded that if the requester here could provide the same, or at least some minimally acceptable level of information as issuers do in appropriate Rule 12g-3(a) cases, we would raise no objection to the procedure. The same level of information is the information required by Form 10 or Form 10-SB. A minimally acceptable level of information is complete audited and pro forma financial statements required by those forms. This information must be filed on Form 8-K within 15 days of the succession."

The Company intends that any merger or business combination undertaken would include the filing of audited and pro forma financial statements. See Management's Plan of Operation - Importance of Audited Financial Statements.

Item 2.    Description of Property
----------------------------------

The Company is the owner of the assets previously owned by its former parent, U.S.A Sunrise Beverages, Inc. The assets (the "Beverage Assets") include, among many things; (i) a list of the suppliers, bottlers and distributors who previously produced and sold product for U.S.A Sunrise Beverages, Inc., (ii) secret formulas for the production of fruit juice concentrate and products, and
(iii) copyright to a bottle design and the molds for the production of the design in glass bottles in 1.5 liter, 1 liter, 0.5 liter and 16 ounce sizes.

The Beverage Assets are included in the accompanying financial statements at their net historic cost. The Beverage Assets were written down to zero ($0.00) during the fiscal years ending December 31, 1997 and 1996 from an original cost of $1,144,500. The Company reduced this value to zero due to substantial doubts about the Company's ability to continue as a going concern and due to the lack of operations to ensure recoverability of the values assigned to formulas and technology.

Office space is provided to the Company by Mr. Barrientos, the Company's President, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future. The accompanying financial statements include an expense of $300 per quarter for the value of this space and an addition to Additional Paid-In-Capital of an equal amount.

Item 3.    Legal Proceedings
----------------------------

None.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------


PART II
-------

Item 5.    Market for Common Equity and Related Stockholder Matters
-------------------------------------------------------------------

As of March 31, 2005, no public market exists for the Company's shares. Management does not know if, or when, a market will exist for the Company's shares.

As of March 31, 2005, there were 93 record holders of the Company's common stock with 44,965,724 shares of common stock issued and outstanding.

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

Escrow Agreement
----------------

The Company has entered into an Escrow Agreement with its attorney, Charles A. Koenig (the "Escrow Agent"), for the purpose of holding the original certificates of 2,687,064 shares of the Company's common stock to be distributed to its shareholders (other than those certain shareholders having entered into the Lock-Up Agreement) pursuant to the Spin-Off

Pursuant to the terms of the Escrow Agreement, the Escrow Agent will hold all 2,687,064 shares solely for the benefit of the share owners, and will permit no public transfer or other public distribution of the escrowed shares (other than by operation of law) unless and until the Company has consummated the Business Combination. See "Management's Plan of Operation".

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

Item 6.    Management's Plan of Operations
------------------------------------------

The following discussion of the results of operations of the Company for the period from inception (July 22, 1999) to December 31, 2004 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

Item 7.    Financial Statements
-------------------------------

Please refer to the pages beginning with F-1.

Item 8.    Changes In and Disagreements With Accountants on Accounting and
--------------------------------------------------------------------------
Financial Disclosure
--------------------

Comiskey & Company ("Comiskey") resigned as the Company's principal accountants effective October 1, 2004.

Comiskey's audit reports on the Company's financial statements as of and for the years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope. The audit reports were qualified as to uncertainty as to the Company continuing as a going concern.

During the Company's two most recent fiscal years ended December 31, 2003 and the subsequent interim period through the date of Comiskey's resignation, (i) there were no disagreements with Comiskey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures,which disagreements, if not resolved to Comiskey's satisfaction, would have caused Comiskey to make reference to the subject matter of the disagreement(s) in connection with its report, and (ii) there were no "reportable events" as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 8A.    Controls and Procedures
-----------------------------------

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

PART III
--------

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
------------------------------------------------------------------------
Compliance With Section 16(a) of the Exchange Act.
--------------------------------------------------

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

Omar G. Barrientos - Mr. Barrientos is President, Treasurer and Chairman of the Board of Directors of the Company. He was the President, treasurer and a director of U.S.A. Sunrise Beverages Inc., (the Company's former parent company) from August 13, 1990, until September 23, 2002. During the last twelve years, he has researched all aspects of the beverage industry, including concentrate components, production and sales, cost calculations, distribution systems and bottling requirements. Mr. Barrientos is not currently employed in any capacity or position outside the Company and devotes 100% of his time and effort to the Company's business. Mr. Barrientos received his license as a Real Estate Mortgage Broker under the South Dakota Banking Commission in 1981 and is the owner of Omar Financial Services, Rapid City SD. From 1986 to 1990, Mr. Barrientos served as president of Mexico U.S.A. (a chain of Mexican restaurants) located in Rapid City, SD.

Gene Fairchild - Mr. Fairchild is Secretary and a director of the Company. He was the vice president, secretary and a director of U.S.A. Sunrise Beverages Inc., (the Company's former parent company) from March 1996, until September 23, 2002. Mr. Fairchild has extensive background in marketing, management, news media and the insurance field. From 1986 to the present, Mr. Fairchild has been the vice president, treasurer and a stockholder of Agents of Insurance, Rapid City SD, an insurance agency located in South Dakota. Mr. Fairchild has been in the insurance field since 1973, starting as a co owner of McKinney-Weddell Insurance, predecessor of Agents of Insurance.

Chris Giordano - Mr. Giordano is an Advisory Board Director and held a similar position with the Company's former parent company. Mr. Giordano is a principal of Birchwood Capital Advisors, Inc., and previously served as a consultant with William Scott & Company, both of which companies engage in the business of raising investment capital. From 1983 to 1990, Mr. Giordano was in the asset management department of both Paine Webber and Smith Barney. Subsequently, Mr. Giordano owned Manchester Rhone Securities, a stock brokerage firm, until its sale in 1991. Mr. Giordano also served as the director of corporate finance at M.S. Farrell & Company in 1992 and 1993.

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

Item 10.    Executive Compensation
----------------------------------

The following table sets certain information with respect to annual compensation paid in 2002 and 2003 to the Company's only executive officers.

Name and Principal               Annual                              All Other
     Position         Year    Compensation    Awards    Payouts    Compensation
------------------    ----    ------------    ------    -------    ------------
Omar G. Barrientos    2003        None         None       N/A          N/A
President             2004      $15,000        None       N/A          N/A
Gene Fairchild        2003        None         None       N/A          N/A
Secretary             2004        None         None       N/A          N/A

(b)    Compensation Pursuant to Plans

The Company currently has no plans for compensation, bonus compensation, key man insurance, pension, or stock option or stock appreciation rights plans.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and
------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The following table sets forth information, as of March 31, 2005, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and by directors and officers of the Company, both individually and as a group.

(a)    Security ownership of certain beneficial owners

                     Name and Address of                Amount and Nature of   Percent of
Title of Class       Beneficial Owner                   Beneficial Owner       Class
--------------       -------------------                --------------------   ----------

Common (2)           Hugo Barrientos                       285,000 shares        0.63%
                     9376 Prairie Ave.
                     Prairie City, IA 50228

Common (2)           Omar A. Barrientos                    285,000 shares        0.63%
                     1512 Marston Ave.
                     Ames, IA 50010

Common (2)           Elizabeth Schroeder                   285,000 shares       0.063%
                     6778 Rosefield Dr.
                     San Diego, CA 92115

Common (2)           Elizabeth Schroeder and Isabel      6,007,644 shares       13.36%
                     Barrientos (JT)
                     6778 Rosefield Dr.
                     San Diego, CA 92115

Common (3)           Michael and Elisa Giordano            120,000 shares        0.13%
                     7841 NE 46St
                     Lauderhill, FL 30068










Common (3)           Michael Giordano III                   30,000 shares        0.07%
                     232 Overmount Ave. # 18
                     West Paterson, NJ 07424

Common (3)           Nicholas E. Giordano                   30,000 shares        0.07%
                     232 Overmount Ave. # 18
                     West Paterson, NJ 07424

(b)    Security ownership of management

                     Name and Address of                Amount and Nature of   Percent of
Title of Class       Beneficial Owner                   Beneficial Owner       Class
--------------       -------------------                --------------------   ----------

Common (2)           Omar G. Barrientos                 16,016,015 shares       35.62%
                     3928 Bowdoin St.
                     Des Moines, IA 50313

Common               Gene Fairchild                         51,000 shares        0.11%
                     1807 Spade Ct.
                     Rapid City, SD 57701

Common (3) (4)       Christopher Giordano               16,240,000 shares       36.12%
                     232 Overmount Ave. # 18
                     West Paterson, NJ 07424

Common (4)           Birchwood Capital Advisors Group,     450,000 shares        1.00%
                     Inc.
                     264 Union Blvd., 1st Flr
                     Totowa, NJ 07424

All directors and                                       32,757,015 shares       72.85%
officers as a group

(1)  No shares of Preferred Stock have been issued.

(2) Hugo Barrientos, Omar A. Barrientos and Elizabeth Schroeder are the adult children and Isabel Barrientos is the wife of Omar G. Barrientos, the Company's President. Mr. Barrientos disclaims any beneficial ownership in the shares of the Company's common stock owned by his adult children and his wife.

(3) Christopher Giordano is an Advisory non-voting member of the Company's Board of Directors. Michael and Elisa Giordano are the parents of Christopher Giordano and Michael Giordano III, and Nicholas E. Giordano are his non-resident minor children. Mr. Giordano disclaims any beneficial ownership in the shares of the Company's common stock owned by these persons. However, Mr. Giordano may vote his non-resident minor children's shares and also may vote the shares owned by three (3) private investment companies for an aggregate of 240,000 shares

(4) Birchwood Capital Advisors Group, Inc. is wholly-owned by Christopher Giordano.

(c)    Changes in control

The Company's Plan of Operation is to identify, negotiate and consummate a business combination with another business. Management anticipates that any such business combination will likely result in a change in the control of the Company. See "Plan of Operation."

Item 12.    Certain Relationships and Related Transactions
----------------------------------------------------------

Other than as disclosed below, none of the present directors, officers or principal shareholders of the Company, nor any family member of the foregoing, have or have had any material interest, direct or indirect, in any transaction, within the two years prior to the date of this report, or in any proposed transaction which has materially affected or will materially affect the Company. Management believes the following transactions are as fair to the Company and similar to terms that could be obtained from unrelated third parties.

Omar G. Barrientos, the Company's President and a member of the Company's Board of Directors and Christopher Giordano an Advisory Member of the Company's Board of Directors each received 16,000,000 shares of the Company's common stock for services rendered to the Company at a value of $0.005 per share for total value of $80,000 each. These amounts have been recognized as an expense for the fiscal year ending December 31, 2002.

Charles A. Koenig, legal counsel to the Company and John E. Rayl, a consultant to the Company received 1,500,000 and 500,000 shares respectively, of the Company's common stock for services rendered to the Company at a value of $0.005 per share for total value of $8,500 and $2,500 respectively. These amounts have been recognized as an expense for the fiscal year ending December 31, 2002. The accompanying financial statements also include an expense of $17,500 and $22,500 for the services performed by these individuals for the period ending December 31, 2004.

Paul Miller Sr. is the trustee and beneficiary of the Paul Miller Sr. Trust and the owner of Paul Miller & Company. Mr. Miller, the Trust and his Company are each shareholders of the Company owning 128,832 shares, 240,169 shares and 350,000 shares of the Company's common stock respectively for a total of 719,001 shares representing approximately 1.6% of the Company's voting common stock. Paul Miller & Company acquired 350,000 shares on March 31, 2003 as consideration for the Trust's execution of the Letter of Intent valued at $0.005 per share and $1,750 has been recognized as an expense for the fiscal year ending December 31, 2002.

Item 13.    Exhibits and Reports on Form 8-K
--------------------------------------------

(a)  Exhibits

Exhibit
Number         EXHIBIT
-------        -------

3(i)           Certificate of Incorporation (1)
3(ii)          Articles of Incorporation-ByLaws (1)
3(iii)         Amendments to Articles of Incorporation (1)
3(iv)          Amendments to the Articles of Incorporation October 30, 2003 (2)
4.1            Description of Securities (1)
4.1(i)         Sample Common Stock Share Certificate (1)
4.1(ii)        Description of Securities (2)
4.1(iii)       Sample $0.0001 par value Common Stock Share Certificate (2)
4.1(iv)        Share Escrow Agreement (2)
4.1(iv)(a)     Share Escrow Agreement with signatures (4)
4.1(v)         Form of Lock-Up Agreement (2)
4.1(v)(a)      Lock-Up Agreement of Hugo Barrientos(4)
4.1(v)(b)      Lock-Up Agreement of Omar A. Barrientos(4)
4.1(v)(c)      Lock-Up Agreement of Omar G. Barrientos
4.1(v)(d)      Lock-Up Agreement of Elizabeth Schroeder & Isabel Barrientos(4)
4.1(v)(e)      Lock-up Agreement of Elizabeth Schroeder(4)
4.1(v)(f)      Lock-Up Agreement of Gene Fairchild(4)
4.1(v)(g)      Lock-Up Agreement of Charles A. Koenig(4)
4.1(v)(h)      Lock-Up Agreement of John E. Rayl(4)
4.1(v)(i)      Lock-Up Agreement of Elisa Giordano(4)
4.1(v)(j)      Lock-Up Agreement of Christopher H. Giordano(4)
4.1(v)(k)      Lock-Up Agreement of Michael Giordano(4)
4.1(v)(l)      Lock-Up Agreement of Nicholas Giordano(4)
4.1(v)(m)      Lock-Up Agreement of Birchwood Capital Advisors, Inc. (4)
4.2            Resolution of Board of Directors dated May 31, 1997 re: rights of
               Preferred Stock of USA Sunrise Beverages, inc. (3)
4.5(i)         Payment Agreement Omar Barrientos (1)
4.5(ii)        Payment Agreement Chris Giordano (1)
4.5(iii)       Payment Agreement John E. Rayl (1)
4.5(iv)        Payment Agreement Charles A. Koenig (1)
4.6(i)         Resolution to Issue Stock to Omar Barrientos (1)
4.6(ii)        Resolution to Issue Stock to Chris Giordano (1)
4.6(iii)       Resolution to Issue Stock to John E. Rayl (1)
4.6(iv)        Resolution to Issue Stock to Charles A. Koenig (1)
4.7(i)         Subscription Agreement Omar Barrientos (1)
4.7(ii)        Subscription Agreement Chris Giordano (1)
4.7(iii)       Subscription Agreement John E. Rayl (1)
4.7(iv)        Subscription Agreement Charles A. Koenig (1)
5.0            Opinion of Counsel dated August 7, 2003 (1)
10.1           Letter of Intent with Paul Miller Sr. Trust Dated March 31, 2003
               (1)
10.2           Stock Purchase Agreement Among The Purchasers Executing This
               Agreement and Omar Barrientos and Other Stockholders of USA
               Sunrise Beverage, Inc. dated September 23, 2002(4)

10.2.a         Stock Purchase Agreement Among The Purchasers Executing
               This Agreement and Omar Barrientos and Other Stockholders
               of USA Sunrise Beverage, Inc. dated September 23, 2002
               with Schedule I, Appendix A and Exhibit A thereto (5) Quit
               Claim Deed and Release dated August 18, 1998 between
               Dakota Mining and Construction, Inc.
10.6           and USA Sunrise Beverages, Inc. (3)
10.8           Loan Agreement between Omar Barrientos and USA Sunrise Beverages,
               Inc. dated January 1, 1994 (3)
10.9           Note Agreement between Dr. Neil Kurti and USA Sunrise Beverages,
               Inc. dated November 11, 1995 (3)
10.9(i)        Note Satisfaction and Release between Dr. Neil Kurti and USA
               Sunrise Beverages, Inc. dated September 6, 2002 (4)
10.9(ii)       Agreement For Satisfaction and Release between Paul Miller
               Sr. Trust and USA Sunrise Beverages, Inc. dated September 4,
               2002. (4)
10.9(iii)      Satisfaction of Judgment of Dr. Vincent E. Eilers dated
               January 19, 2004(4)
10.9(iv)       Satisfaction and Release between Tesoro Corporation and USA
               Sunrise Beverages, Inc. executed June, 2002
*31            Rule 13a-14(a)/15d-14(a) Certifications
*32            Section 1350 Certifications

     *    Filed herewith

     (1) Incorporated by reference to the Registration Statement of Sunrise USA, Incorporated on Form 10-SB filed with the United States Securities and Exchange Commission (the "Commission") on August 19, 2003 (File #000-50370) (the "Form 10-SB")

     (2) Incorporated by reference to the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amemendment No. 1 filed with the Commission on June 4, 2004 (File #000-50370) (the "Form 10-SB/A1")

     (3) Incorporated by reference to the Registration Statement of USA Sunrise Beverages, Inc. on Form 10-SB filed with the Commission on April 29, 1999 (File #000-24965).

     (4) Incorporated by reference to the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amemendment No. 2 filed with the Commission on November 15, 2004 (File #000-50370) (the "Form 10-SB/A2")

     (5) Incorporated by reference to the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amemendment No. 3 filed with the Commission on March 11, 2005 (File #000-50370) (the "Form 10-SB/A3")

(b)  Reports on Form 8-K:  None

Item 14.    Principal Accountant Fees and Services
--------------------------------------------------

     For the year ended                                  2004         2003
                                                      ----------   ----------
     Audit Fees                                       $  2,000        6,647
     Audit-Related Fees                                      0            0
     Tax Fees                                                0            0
     All Other Fees                                          0            0

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUNRISE U.S.A. INCORPORATED
                                        ---------------------------



Dated:                                  By:      /s/ OMAR G. BARRIENTOS
                                           -------------------------------------
                                           Omar G. Barrientos
                                           President and Treasurer
                                           Principal Executive Officer and
                                           Principal Financial and Accounting
                                           Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/       OMAR G. BARRIENTOS                     President, Treasurer and
----------------------------------------         Director (Principal Executive
          Omar G. Barrientos                     Officer and Principal Financial
                                                 and Accounting Officer)


/s/       GENE FAIRCHILD                         Secretary, Director
----------------------------------------
          Gene Fairchild

                           SUNRISE U.S.A. INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)


                                    I N D E X
                                    ---------


Report of Independent Registered Public Accounting Firm                F-2

Balance Sheet
     December 31, 2004                                                 F-3

Statement of Operations
     For the Years Ended December 31, 2004 and 2003 and
     from inception (August 13, 1990) to December 31, 2004.            F-4

Statement of Stockholder's Equity
     For the Years Ended December 31, 2004 and 2003 and
     from inception (August 13, 1990) to December 31, 2004             F-5

Statement of Cash Flow
     For the Years Ended December 31, 2004 and 2003 and
     from inception (August 13, 1990) to December 31, 2004          F-6 to F-10

Notes to the Financial Statements                                  F-11 to F-16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors
SUNRISE USA INCORPORATED
Des Moines, Iowa

We have audited the accompanying balance sheet of Sunrise USA Incorporated [a development stage company] as of December 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2004 and for the period from inception on August 13, 1990 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Sunrise USA Incorporated as of and for the year ended December 31, 2003 and for the period from inception on August 13, 1990 through December 31, 2003 were audited by other auditors whose report, dated October 20, 2004, expressed an unqualified opinion on these financial statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The financial statements as of December 31, 2003 reflect an accumulated deficit of $2,313,295. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements audited by us present fairly, in all material respects, the financial position Sunrise USA Incorporated [a development stage company] as of December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004 and for the period from inception on August 13, 1990 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since its inception, has current liabilities in excess of current assets and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.
------------------------------

Salt Lake City, Utah
March 31, 2005

                           Sunrise U.S.A. Incorporated
                          (A Development Stage Company)
                                  Balance Sheet

                                                                   December 31,
                                                                       2004
                                                                  ==============

                                     ASSETS

CURRENT ASSETS
  Cash                                                            $          73
                                                                  --------------


    Total current assets                                                     73
                                                                  --------------

    Total assets                                                  $          73
                                                                  ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                $      40,000
  Accounts payable - related party                                       17,093

  Accrued officer's compensation                                         15,000

  Notes payable                                                               -
                                                                  --------------


    Total current liabilities                                           72, 093
                                                                  --------------


    Total liabilites                                                      72,093


  Commitments and Contingencies                                               -

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 100,000 shares authorized,
    no shares issued and outstanding                                          -

  Common stock, $0.0001 par value, 99,000,000 shares authorized,
    44,965,724 shares issued and outstanding                              4,497

  Additional paid-in capital                                          2,302,052

  Deficit accumulated during the development stage                   (2,378,569)
                                                                  --------------


                                                                        (72,020)
                                                                  --------------

    Total liabilities and stockholders' equity                    $          73
                                                                  ==============







                 The accompanying notes are an integral part of
                           these financial statements

                           Sunrise U.S.A. Incorporated
                          (A Development Stage Company)
                             Statement of Operations
               For the Years Ended December 31, 2004 and 2003 and
              From Inception (August 13, 1990) to December 31, 2004


                                                        Inception            Year              Year
                                                            to              Ended             Ended
                                                          31-Dec         December 31,      December 31,
                                                           2004              2004              2003
                                                      ==============    ==============    ==============

Revenues                                              $     247,066     $           -     $           -

Cost of sales                                               180,668                 -                 -
                                                      --------------    --------------    --------------

Gross profit (loss)
                                                             66,398                 -                 -

Selling, general and administrative expenses              1,798,854            65,274             9,146
                                                      --------------    --------------    --------------

Net income (loss) from operations
                                                         (1,732,456)          (65,274)           (9,146)

Other expense
  Interest expense
                                                           (214,372)                -                 -
  Loss on disposal of assets                                 (2,143)                -                 -
  Compensation and services                                (171,750)                -                 -
                                                      --------------    --------------    --------------

Net loss before taxes and extraordinary item
                                                         (2,120,721)          (65,274)           (9,146)

Income tax benefit                                           24,500                 -                 -
                                                      --------------    --------------    --------------

Net loss before extraordinary item                       (2,096,221)          (65,274)           (9,146)

Extraordinary item
  Foreclosure gain, net of tax of $24,500                    47,652                 -                 -
                                                      --------------    --------------    --------------

Net Loss                                              $  (2,048,569)    $     (65,274)    $      (9,146)
                                                      ==============    ==============    ==============

Basic net loss per share before extraordinary item    $    (0.04666)         (0.00145)         (0.00020)

Basic net income from extraordinary item                    0.00106                 -                 -
                                                      --------------    --------------    --------------

Basic net loss per share                              $    (0.04556)         (0.00145)         (0.00020)
                                                      ==============    ==============    ==============

Weighted average shares outstanding                      44,965,724        44,965,724        44,965,724
                                                      ==============    ==============    ==============



                 The accompanying notes are an integral part of
                           these financial statements

                           Sunrise U.S.A. Incorporated
                          (A Development Stage Company)
                             Statement of Cash Flow
               For the Years Ended December 31, 2004 and 2003 and
              From Inception (August 13, 1990) to December 31, 2004

                                                          Inception to       Year Ended        Year Ended
                                                          December 31,      December 31,      December 31,
                                                              2004              2004              2003
                                                         ==============    ==============    ==============

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                    (2,048,569)          (65,274)           (9,146)
Adjustments to reconcile net loss to net cash flows
 from operating activities
  Depreciation and amortization                                 66,672                 -                 -
  Stock issued for services                                    410,648                 -                 -
  Services provided at no charge to the company                471,229                 -                 -
  Interest rolled into notes                                    12,681                 -                 -
  Writeoff of formulas and technology                            3,669                 -                 -
  Gain on foreclosure, before tax effect                       (53,214)                -                 -
  Expenses incurred by shareholders on behalf of the
   Company                                                      17,393            12,432             4,661
  Rent contributed to capital                                    2,400             1,200             1,200
  Changes in items of working capital:                                                                   -

    Accounts payable                                            90,293            40,000                 -

    Accrued officer's compensation                              15,000            15,000

    Accrued interest                                            69,746                 -                 -
                                                         --------------    --------------    --------------

    Net cash flows from operating activities                  (942,052)           (3,358)           (3,285)
                                                         --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of fixed assets for cash                          (10,140)                -                 -
                                                         --------------    --------------    --------------

        Net cash flows from investing activities               (10,140)                -                 -

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of promissory notes                               522,341                 -                 -
    Cash advanced by shareholders                              153,073            (3,700)            3,700
    Payments on notes payable                                 (109,737)                -                 -
    Common stock                                               386,142                 -                 -
    Capital contributions                                          446                 -                 -
                                                         --------------    --------------    --------------

    Net cash flows from financing activities                   952,265            (3,700)            3,700
                                                         --------------    --------------    --------------

    Net increase (decrease) in cash                                 73              (342)              415

CASH, BEGINNING OF PERIOD
                                                                     -               415                 -
                                                         --------------    --------------    --------------

CASH, END OF PERIOD
                                                                    73                73               415
                                                         ==============    ==============    ==============


                 The accompanying notes are an integral part of
                           these financial statements

                          Sunrise U.S.A., Incorporated
                          (A Development Stage Company)
                       Statements of Stockholder's Equity
              From Inception (August 13, 1990) to December 31, 2004


                                                                                                              Deficit
                                                                                                            Accumulated     Total
                                          Preferred Stock               Common Stock           Additional      in the      Stock-
                                      Number of                   Number of                     Paid-in     Development   holders'
                                        Shares        Amount        Shares       Amount         Capital        Stage       Equity
                                     -----------------------------------------------------------------------------------------------

Issuance of stock for cash, August
1990, $0.005 per share                         -   $         -      2,850,000   $    28,500   $    65,798   $         -  $   94,298

Services rendered by a shareholder
at no charge to the Company                    -             -              -             -        20,047             -      20,047

Net loss                                       -             -              -             -             -       (20,047)    (20,047)
                                     ------------  ------------  -------------  ------------  ------------  -----------  -----------

Balance, December 31, 1990                     -   $         -      2,850,000   $    28,500   $    85,845   $   (20,047) $   94,298

Issuance of stock for cash, January
through November 1991, at an
average price per share of $0.35
                                               -             -         64,000           640        21,625             -      22,265

Services rendered by shareholder
at no charge to the Company
                                               -             -              -             -        60,000             -      60,000

Net loss                                       -             -              -             -             -       (60,026)    (60,026)
                                     ------------  ------------  -------------  ------------  ------------  -----------  -----------

Balance, December 31, 1991                     -   $         -      2,914,000   $    29,140   $   167,470   $   (80,073) $  116,537

Services rendered by shareholder
at no charge to the Company                    -             -              -             -        60,000             -      60,000

Net loss                                       -             -              -             -             -      (185,756)   (185,756)
                                     ------------  ------------  -------------  ------------  ------------  -----------  -----------

Balance, December 31, 1992                     -   $         -      2,914,000   $    29,140   $   227,470   $  (265,829) $   (9,219)

Issuance of stock for cash, January
1993, $2.21 per share                          -             -         89,000           890       195,360             -     196,250

Issuance of stock in settlement of
account payable, February 1993,
$0.10 per share                                -             -        300,000         3,000             -             -       3,000

Issuance of stock for assignment
of land option, March 1993,
$0.01 per share                                -             -         10,000           100             -             -         100










Issuance of stock for cash, April
through July 1993, $4.58 per share             -             -         12,000           120        54,880             -      55,000

Issuance of stock to acquire
formulas and brands, $0.01 per
share                                          -             -        152,600         1,526             -             -       1,526

Issuance of stock for cash, August
through November 1993, $6.33 per
share                                          -             -          7,670            77        48,442             -      48,519

Issuance of stock for cash and
services rendered, October 1993
$0.004 per share                               -             -      2,029,239        20,292        13,708             -      34,000

Services rendered by shareholders
at no charge to the Company                    -             -              -             -        60,000             -      60,000

Net loss                                       -             -              -             -             -      (247,991)   (247,991)
                                     ------------  ------------  -------------  ------------  ------------  -----------  -----------

Balance, December 31, 1993                     -   $         -      5,514,509   $    55,145   $   599,860   $  (513,820) $  141,185

Issuance of stock for reduction of
debt, December 1994, $0.10 per
share                                          -             -        250,000         2,500        22,500             -      25,000

Services rendered by a shareholder
at no charge to the Company                    -             -              -             -        60,000             -      60,000

Net loss                                       -             -              -             -             -      (128,049)   (128,049)
                                     ------------  ------------  -------------  ------------  ------------  -----------  -----------

Balance, December 31, 1994                     -             -      5,764,509   $    57,645   $   682,360   $  (641,869) $   98,136

Issuance of stock for debt
reduction, June 1995, $0.102 per
share                                          -             -        201,460         2,015        18,579             -      20,594

Issuance of stock for financing
incentives and for services
rendered, August 1995, $1.00 per
share                                          -             -         75,000           750        74,250             -      75,000

Surrender and cancellation of
shares, August 1995                            -             -       (729,239)       (7,292)        7,292             -           -

Issuance of stock for cash upon
exercise of warrants, December
1995, $0.13 per share                          -             -        101,900         1,019        12,227             -      13,246










Services rendered by a shareholder
at no charge to the Company                    -             -              -             -        60,000             -      60,000

Net loss                                       -             -              -             -             -      (217,505)   (217,505)
                                     ------------  ------------  -------------  ------------  ------------  -----------  -----------

Balance, December 31, 1995                     -   $         -      5,413,630   $    54,137   $   854,708   $  (859,374) $   49,471

Issuance of stock for cash and
services upon exercise of warrants,
January 1996, $0.30 per share                  -             -         89,422           894        26,088             -      26,982

Services rendered by a shareholder
at no charge to the Company                    -             -              -             -        60,000             -      60,000

Net loss                                       -             -              -             -             -      (322,213)   (322,213)
                                     ------------  ------------  -------------  ------------  ------------  -----------  -----------

Balance, December 31, 1996                     -   $         -      5,503,052   $    55,031   $   940,796   $(1,181,587) $ (185,760)

Exchange of common stock for
preferred stock                          400,000         4,000     (1,800,000)      (18,000)       14,000             -           -

Services rendered by a shareholder
at no charge to the Company                    -             -              -             -        60,000             -      60,000

Dividend on preferred stock                    -             -              -             -             -       (60,000)    (60,000)

Net loss                                       -             -              -             -             -      (175,299)   (175,299)
                                     ------------  ------------  -------------  ------------  ------------  -----------  -----------

Balance, December 31, 1997               400,000   $     4,000      3,703,052   $    37,031   $ 1,014,796   $(1,416,886) $ (361,059)

Issuance of stock for debt
reduction, May 1998, $0.50 per
share                                          -             -         46,948           469        23,005             -      23,474


Services rendered by a shareholder
at no charge to the Company                    -   $         -              -             -        60,000   $         -  $   60,000

Dividend on preferred stock                    -             -              -             -             -       (60,000)    (60,000)

Net loss                                       -             -              -             -             -       (88,558)    (88,558)
                                     ------------  ------------  -------------  ------------  ------------  -----------  -----------

Balance, December 31, 1998               400,000   $     4,000      3,750,000   $    37,500   $ 1,097,801   $(1,565,444) $ (426,143)

Issuance of stock for debt reduction
and services performed,
September 1999, $0.01 per share                -             -        710,809         7,108             -             -       7,108

Services rendered by a shareholder
at no charge to the Company                    -             -              -             -        60,000             -      60,000










Dividend on preferred stock                    -             -              -             -             -       (60,000)    (60,000)

Net loss                                       -             -              -             -             -      (106,546)   (106,546)
                                     ------------  ------------  -------------  ------------  ------------  -----------  -----------

Balance, December 31, 1999               400,000   $     4,000      4,460,809   $    44,608   $ 1,157,801   $(1,731,990) $ (525,581)

Issuance of stock for debt reduction
and services performed,
March 2000, $0.25 per share                    -             -      1,186,500        11,865       284,760             -     296,625

Issuance of stock for legal and
consulting services performed,
March 2000, $0.50 per share                    -             -         25,000           250        12,250             -      12,500

Issuance of stock in satisfaction
of accrued dividends
December 2000, $0.25 per share                 -             -        240,000         2,400        57,600             -      60,000

Services rendered by a shareholder
at no charge to the Company                    -             -              -             -        60,000             -      60,000

Dividend on preferred stock                    -             -              -             -             -       (60,000)    (60,000)

Net loss                                       -             -              -             -             -      (104,080)   (104,080)
                                     ------------  ------------  -------------  ------------  ------------  -----------  -----------

Balance, December 31, 2000               400,000   $     4,000      5,912,309   $    59,123   $ 1,572,411   $(1,896,070) $ (260,536)


Services rendered by a shareholder
at no charge to the Company                    -             -              -             -        31,182             -      31,182

Issuance of stock in satisfaction
of accrued dividends
December 2001, $0.25 per share                 -             -        240,000         2,400        57,600             -      60,000

Services rendered by a shareholder
at no charge to the Company                    -             -              -             -        60,000             -      60,000

Dividend on preferred stock                    -             -              -             -             -       (60,000)    (60,000)

Net loss                                       -             -              -             -             -      (105,484)   (105,484)
                                     ------------  ------------  -------------  ------------  ------------  -----------  -----------

Balance, December 31, 2001               400,000   $     4,000      6,152,309   $    61,523   $ 1,721,193   $(2,061,554) $ (274,838)

Conversion of Preferred shares
  and accumulated dividends             (400,000)       (4,000)     4,120,000        41,200        (7,200)      (30,000)          -

Issuance of $0.01 par value common
 stock:
  Settlement of claim                          -             -         90,000           900        21,600             -      22,500










  Officers account payable                     -             -        133,415         1,334        41,465             -      42,799
  Officers compensation                        -             -        120,000         1,200        28,800             -      30,000

Contributions to capital:
  Repayment of debt by a shareholder           -             -              -             -       129,335             -     129,335
  Repayment of debt from sale of
  SBI Dakota                                   -             -              -             -        91,049             -      91,049
                                     ------------  ------------  -------------  ------------  ------------  -----------  -----------
                                               -             -     10,615,724       106,157     2,026,242             -

Reincorporation in Nevada and
reduction of Common stock par
value to $0.0001                               -             -              -      (105,095)      105,095             -           -

Issuance of $0.0001 par value common
 stock:
  Water rights letter of intent                -             -        350,000            35         1,715             -       1,750
  Legal and consulting fees                    -             -      2,000,000           200         9,800             -      10,000
  Officer and directors compensation           -             -     32,000,000         3,200       156,800             -     160,000

Net loss                                       -             -              -             -             -      (212,595)   (212,595)
                                     ------------  ------------  -------------  ------------  ------------  -----------  -----------

Balance, December 31, 2002                     -   $         -     44,965,724   $     4,497   $ 2,299,652   $(2,304,149) $       (0)

Rent contributed to capital                    -             -              -             -         1,200             -       1,200

Net Loss                                       -             -              -             -             -        (9,146)     (9,146)
                                     ------------  ------------  -------------  ------------  ------------  -----------  -----------

Balance, December 31, 2003                     -   $         -     44,965,724   $     4,497   $ 2,300,852   $(2,313,295) $   (7,946)

Rent contributed to capital                    -             -              -             -         1,200             -       1,200

Net loss                                       -             -              -             -             -       (65,274)    (65,274)

Balance, December 31, 2004                     -   $         -     44,965,724   $     4,497   $ 2,302,052   $(2,378,569) $  (72,020)
                                     ============  ============  =============  ============  ============  ============ ===========





















                 The accompanying notes are an integral part of
                           these financial statements

                          Sunrise U.S.A., Incorporated
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

Industry:

Sunrise U.S.A. Incorporated (the Company), (a development stage company), a Company incorporated in the state of Nevada as of July 22, 1999 plans to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

The Company was formed for the purpose of changing the state of incorporation of U.S.A. Sunrise Beverages, Inc. (SBI Dakota) a South Dakota corporation to the state of Nevada. The business of SBI Dakota was transferred to the Company on August 14, 2002. The business consisted of the development and test marketing of a fruit drink product under the name "Papaya Sunrise" (the "Beverage Business"). Prior to the transfer of the Beverage Business, SBI Dakota made provision for the payment of all of its debts and obligations such that the Beverage Business was transferred to the Company without debt.

The Company is the owner of the all of the assets associated with the Beverage Business (the "Beverage Assets") including, among many things; (i) a list of the suppliers, bottlers and distributors who previously produced and sold product for SBI Dakota, (ii) secret formulas for the production of fruit juice concentrate and products, and (iii) copyright to a bottle design and the molds for the production of the design in glass bottles in 1.5 liter, 1 liter, 0.5 liter and 16 ounce sizes.

The Beverage Assets are included in the accompanying financial statements at their net historic cost. The Beverage Assets were written down to zero ($0.00) during the fiscal years ending December 31, 1997 and 1996 from an original cost of $1,144,500. The Company reduced this value to zero due to substantial doubts about the Company's ability to continue as a going concern and due to the lack of operations to ensure recoverability of the values assigned to formulas and technology.

The Company has adopted its fiscal year end to be December 31.

Basis of Reporting:

The accompanying financial statements include the accounts of the Company for all periods presented and include the accounts of the Beverage Business, that is the accounts of SBI Dakota, for the period from Inception to August, 2002.

Results of Operations and Ongoing Entity:

The Company is considered to be an ongoing entity. The Company's shareholders fund any shortfalls in The Company's cash flow on a day-to-day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources:

In  addition  to  the  stockholder  funding  capital  shortfalls;   The  Company
anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents:

The Company considers cash on hand and amounts on deposit with financial institutions that have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting:

The Company's financial statements are prepared in accordance with generally accepted accounting principles and the Company records income and expenses on the accrual method.

Income Taxes:

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments:

The Company's financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk:

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time the Company has no deposits that are at risk.

Stock Basis:

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Impairment or Disposal of Long-Lived Assets:

In August 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). A FA 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to their estimated fair value based on the best information available. The Company has implemented FAS 144 for this fiscal year.

Recently Enacted Accounting Standards:

Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

2.   Going Concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans or through additional sales of its common stock or through the acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.   Accounts Receivable, Customer Deposits and Other Assets:

The Company has no accounts receivable or customer deposits at this time.

4.   Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

5.   Revenue and Cost Recognition:

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.   Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7.   Operating Lease Agreements:

The Company has no agreements at this time.

8.   Stockholder's Equity:

Common Stock:

Common Stock includes 99,000,000 shares authorized at a par value of $0.0001, Of which 44,965,724 is issued and outstanding as of the date of these financial statements.

Preferred Stock:

Preferred Stock includes 1,000,000 shares authorized at a par value of $0.01, Of which none is issued and outstanding as of the date of these financial statements.

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:

The company has paid no amounts for federal income taxes and interest.

10.  Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

The following data show the amounts used in computing loss per share for the periods presented:


                                        Inception to   Year Ended    Year Ended
                                        December 31,  December 31,  December 31,
                                            2004          2004          2003
                                        ------------  ------------  ------------
     Loss from continuing
     operations available to
     common shareholders
     (numerator)                         (2,048,569)      (65,274)       (9,146)

     Weighted average number of
     common shares outstanding
     used in loss per share for the
     period (denominator)                44,965,724    44,965,724    44,965,724

11.  Income Taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2004 the Company has available unused operating loss carryforwards of approximately $59,700, which may be applied against future taxable income and which expire in various years through 2024.

The amount of and ultimate realization of the benefits from the operating loss carryforwards, for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $9,000 as of December 31, 2004, and $1,400 as of December 31, 2003 with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $7,600 for the year ended December 31, 2004.

12.  Related Party Transactions

Officers and directors of the Company own a total of 32,250,000 shares of the Company's common stock, representing approximately 71.7% of the total of the Company's issued and outstanding shares of voting common stock.

Officers are compensated for all out-of-pocket expenses. Management has advanced funds to the Company from time to time in the form of non-interest bearing advances. At December 31, 2004 Management had advanced a total of $17,093.

The President of the Company provides office space to the Company valued at $100 per month at no charge to the Company. The accompanying financial statements include an expense of $1,200 for the value of this space and an addition to Additional Paid-In-Capital of an equal amount.

The accompanying financial statements include $15,000 as compensation payable to the President of the Company for the year ending December 31, 2004.

In 2002, the Board of Directors authorized the issuance of 16,000,000 shares of the Company's common stock to the President of the Company and 16,000,000 shares to an advisory member of the Company's Board of Directors for services performed valued at $80,000 each. Compensation expense in the amount of $169,000 was recorded for the year ended December 31, 2002.

Shareholders of the Company provide legal and consulting services to the Company. The Company issued 2,000,000 shares of common stock in March 2002 valued in payment for $10,000 of services performed. The accompanying financial statements include an expense of $10,000 for the period ending December 31, for the value of professional services performed. During the year ended December 31, 2004 the Company recorded an accounts payable for $40,000 for legal and consulting services rendered by related parties.

A shareholder of the Company entered into a Letter of Intent with the Company for the development of a spring water bottling facility. The shareholder received 350,000 shares of the Company's common stock as compensation for entering into the Letter of Intent valued at $1,750 during 2002. The accompanying financial statements include $1,750 of expense for the year ending December 31, 2002. The Letter of Intent was permitted to expire on March 31, 2004.