Form 10QSB
period 2005-03-31
SUNRISE USA INC
filed 2005-05-16
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q SB
                                  ------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,965,724 shares outstanding as of April 10, 2005.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                           SUNRISE U.S.A. INCORPORATED
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)
                                                                     March 31        December 31
                                                                       2005              2004
                                                                  --------------    --------------
                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS
 Cash                                                             $          73     $          73
                                                                  --------------    --------------

    Total current assets                                                     73                73
                                                                  --------------    --------------

    Total assets                                                  $          73     $          73
                                                                  ==============    ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                 $      40,000     $      40,000
 Accounts payable - officers advances                                    19,534            17,093
 Accrued payroll - officers compensation                                 15,000            15,000
 Notes payable                                                                -                 -
                                                                  --------------    --------------

    Total current liabilities                                            74,534            72,093
                                                                  --------------    --------------

    Total liabilites                                                     74,534            72,093

Commitments and Contingencies                                                 -                 -

STOCKHOLDERS' EQUITY
 Preferred stock, $0.01 par value, 100,000 shares authorized,
    no shares issued and outstanding                                          -                 -
 Common stock, $0.0001 par value, 99,000,000 shares authorized,
    44,965,724 shares issued and outstanding                              4,497             4,497
 Additional paid-in capital                                           2,302,052         2,302,052
 Deficit accumulated during the development stage                    (2,381,010)       (2,378,569)
                                                                  --------------    --------------

                                                                        (74,461)          (72,020)
                                                                  --------------    --------------
    Total liabilities and stockholders' equity                    $          73     $          73
                                                                  ==============    ==============



Note: The balance sheet at December 31, 2004 was taken from the audited financial statements at that date and condensed.



              The accompanying notes are an integral part of these
                         unaudited financial statements

                           SUNRISE U.S.A. INCORPORATED
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)


                                                    3 Months          3 Months         Inception
                                                     Ended             Ended            Through
                                                     31-Mar            31-Mar            31-Mar
                                                      2005              2004              2005
                                                  (Unaudited)       (Unaudited)       (Unaudited)
                                                 --------------    --------------    --------------

Revenues                                         $           -     $           -     $     247,066

Cost of sales                                                -                 -           180,668
                                                 --------------    --------------    --------------

Gross profit (loss)                                          -                 -            66,398

Selling, general and administrative expenses     $       2,442     $       4,535     $   1,801,296
                                                 --------------    --------------    --------------

Net income (loss) from operations                       (2,442)           (4,535)       (1,734,898)

Other expense
 Interest expense                                            -                            (214,372)
 Loss on disposal of assets                                  -                              (2,143)
 Compensation and services                                   -                 -          (171,750)
                                                 --------------    --------------    --------------

Net loss before taxes and extraordinary item            (2,442)           (4,535)       (2,123,163)

Income tax benefit                                           -                 -            24,500
                                                 --------------    --------------    --------------

Net loss before extraordinary item                      (2,442)           (4,535)       (2,098,663)

Extraordinary item
   Foreclosure gain, net of tax of $24,500                   -                 -            47,652
                                                 --------------    --------------    --------------

Net Loss                                         $      (2,442)    $      (4,535)    $  (2,051,011)
                                                 ==============    ==============    ==============

Basic net loss per share before
extraordinary item                               $    (0.00005)    $    (0.00010)    $    (0.04667)

Basic net income per share from
extraordinary item                                           -                 -           0.00106
                                                 --------------    --------------    --------------

Basic net loss per share                         $    (0.00005)    $    (0.00010)    $    (0.04561)
                                                 ==============    ==============    ==============

Weighted average shares outstanding                 44,965,724        44,965,724        44,965,724
                                                 ==============    ==============    ==============






              The accompanying notes are an integral part of these
                         unaudited financial statements

                           SUNRISE U.S.A. INCORPORATED
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                                              Inception
                                                           3 Months          3 Months          Through
                                                            31-Mar            31-Mar            31-Mar
                                                             2005              2004              2005
                                                         (Unaudited)       (Unaudited)       (Unaudited)
                                                        --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       (2,442)           (4,535)       (2,051,011)
Adjustments to reconcile net loss to net cash flows
 from operating activities
    Depreciation and amortization                                   -                 -            66,672
    Stock issued for services                                       -                 -           410,648
    Services provided at no charge to the company                   -                 -           471,229
    Interest rolled into notes                                      -                 -            12,681
    Writeoff of formulas and technology                             -                 -             3,669
    Gain on foreclosure, before tax effect                          -                 -           (53,214)
    Expenses incurred by shareholders on behalf
     of the Company                                                 -                 -            17,393
    Rent contributed to capital                                     -                 -             2,400
    Changes in items of working capital:                            -                 -
      Accounts payable                                          2,442             3,415            92,735
      Accrued officer's compensation                                -                 -            15,000
      Accrued interest                                              -                 -            69,746
                                                        --------------    --------------    --------------

      Net cash flows from operating activities                      -            (1,120)         (942,052)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets for cash                                 -                 -           (10,140)
                                                        --------------    --------------    --------------

      Net cash flows from investing activities                      -                 -           (10,140)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of promissory notes                                      -                 -           522,341
  Cash advanced by shareholders                                     -             1,000           153,073
  Payments on notes payable                                         -                 -          (109,737)
  Common stock                                                      -                 -           386,142
  Capital contributions                                             -                 -               446
                                                        --------------    --------------    --------------

      Net cash flows from financing activities                      -             1,000           952,265
                                                        --------------    --------------    --------------

      Net increase (decrease) in cash                               -              (120)               73


CASH, BEGINNING OF PERIOD                                          73               415                 -
                                                        --------------    --------------    --------------

CASH, END OF PERIOD                                                73               295                73
                                                        ==============    ==============    ==============


              The accompanying notes are an integral part of these
                         unaudited financial statements

                           SUNRISE U.S.A. INCORPORATED
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements


Note 1 - Unaudited Financial Information

The unaudited financial information included for the Three-month interim period ended March 31, 2005 and 2004 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented). The results of operations for the Three-month period ended March 31, 2005 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2005.

Note 2 - Financial Statements

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report. For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly.

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

Plan of Operation

The following discussion of the Company's Plan of Operation is limited and should be read in conjunction with the detailed description of the Company' Plan of Operation included in the Company's Annual Report on Form 10-K for the year ending December 31, 2004.

The Company is a blank check shell company and intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for the Company's securities (the "Business Combination").

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

Due to the Company's intent to remain a blank check shell corporation until a merger or acquisition candidate is identified, it is anticipated that its cash requirements shall be minimal, and that all necessary capital, to the extent required, will be provided by the directors or officers. The Company does not anticipate that it will have to raise capital in the next twelve months. The Company also does not expect to acquire any plant or significant equipment.

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


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None.

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

(b)  Reports on Form 8-K

Pursuant to the requirements of Section 203 Audit Partner Rotation of the Sarbannes-Oxley Act of 2002 the Company's previous accountants, Comiskey & Company, resigned effective October 1, 2004. The Company engaged Pritchett, Siler & Hardy, P.C., Salt Lake City, Utah on March 29, 2005 and reported this event by filing Form 8-K on April 12, 2005.

                                   SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Sunrise U.S.A. Incorporated
                                               ---------------------------


Date     May 12, 2005                          /s/ OMAR G. BARRIENTOS
      -----------------                        -----------------------------
                                               Omar G. Barrientos, President
                                               Principal Financial & Accounting
                                               Officer