Form 10KSB/A
period 2004-12-31
SUNRISE USA INC
filed 2005-07-20
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               Amendment No. 1 to
                                   FORM 10-KSB
                                   -----------


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

Item 10.    Executive Compensation
----------------------------------


The following table sets certain information with respect to annual compensation paid in 2003 and 2004 to the Company's only executive officers.

Name and Principal               Annual                              All Other
     Position         Year    Compensation    Awards    Payouts    Compensation
------------------    ----    ------------    ------    -------    ------------
Omar G. Barrientos    2003        None         None       NONE         NONE
President             2004      $15,000        None       NONE         NONE
Gene Fairchild        2003        None         None       NONE         NONE
Secretary             2004        None         None       NONE         NONE


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

Item 13.    Exhibits and Reports on Form 8-K
--------------------------------------------

(a)  Exhibits

Exhibit
Number         EXHIBIT
-------        -------


3(i)           Certificate of Incorporation (1)(6)
3(ii)          Articles of Incorporation-ByLaws (1)(6)
3(iii)         Amendments to Articles of Incorporation (1)(6)
3(iv)          Amendments to the Articles of Incorporation October 30, 2003 (2)
4.1            Description of Securities (1)(6)
4.1(i)         Sample Common Stock Share Certificate (1)(6)
4.1(ii)        Description of Securities (2)
4.1(iii)       Sample $0.0001 par value Common Stock Share Certificate (2)
4.1(iv)        Share Escrow Agreement (2)
4.1(iv)(a)     Share Escrow Agreement with signatures (3)
4.1(v)         Form of Lock-Up Agreement (2)
4.1(v)(a)      Lock-Up Agreement of Hugo Barrientos(3)
4.1(v)(b)      Lock-Up Agreement of Omar A. Barrientos(3)
4.1(v)(c)      Lock-Up Agreement of Omar G. Barrientos
4.1(v)(d)      Lock-Up Agreement of Elizabeth Schroeder & Isabel Barrientos(3)
4.1(v)(e)      Lock-up Agreement of Elizabeth Schroeder(3)
4.1(v)(f)      Lock-Up Agreement of Gene Fairchild(3)
4.1(v)(g)      Lock-Up Agreement of Charles A. Koenig(3)
4.1(v)(h)      Lock-Up Agreement of John E. Rayl(3)
4.1(v)(i)      Lock-Up Agreement of Elisa Giordano(3)
4.1(v)(j)      Lock-Up Agreement of Christopher H. Giordano(3)
4.1(v)(k)      Lock-Up Agreement of Michael Giordano(3)
4.1(v)(l)      Lock-Up Agreement of Nicholas Giordano(3)
4.1(v)(m)      Lock-Up Agreement of Birchwood Capital Advisors, Inc. (3)
4.2            Resolution to Incorporate Spin-Off dated June 16, 1999 (1)(6)
4.3            Resolution for the Transfer of Intellectual Assets dated
               August 14, 2002 (1) (6)
4.4            Resolution Stock Dividend dated September 20, 2002 (1) (6)
4.5(i)         Payment Agreement Omar Barrientos (1)(6)
4.5(ii)        Payment Agreement Chris Giordano (1)(6)
4.5(iii)       Payment Agreement John E. Rayl (1)(6)
4.5(iv)        Payment Agreement Charles A. Koenig (1)(6)
4.6(i)         Resolution to Issue Stock to Omar Barrientos (1)(6)
4.6(ii)        Resolution to Issue Stock to Chris Giordano (1)(6)
4.6(iii)       Resolution to Issue Stock to John E. Rayl (1)(6)
4.6(iv)        Resolution to Issue Stock to Charles A. Koenig (1)(6)
4.7(i)         Subscription Agreement Omar Barrientos (1)(6)
4.7(ii)        Subscription Agreement Chris Giordano (1)(6)
4.7(iii)       Subscription Agreement John E. Rayl (1)(6)
4.7(iv)        Subscription Agreement Charles A. Koenig (1)(6)
4.8            Resolution of Board of Directors dated May 31, 1997 re: rights of Preferred Stock of USA Sunrise Beverages, Inc. (6)
5.0            Opinion of Counsel dated August 7, 2003 (1)(6)
10.1           Letter of Intent with Paul Miller Sr. Trust Dated March 31, 2003
               (1)(6)

10.2           Stock Purchase Agreement Among The Purchasers Executing This
               Agreement and Omar Barrientos and Other Stockholders of USA
               Sunrise Beverage, Inc. dated September 23, 2002(3)
10.2.a         Stock Purchase Agreement Among The Purchasers Executing
               This Agreement and Omar Barrientos and Other Stockholders
               of USA Sunrise Beverage, Inc. dated September 23, 2002
               with Schedule I, Appendix A and Exhibit A thereto (4)
10.2.b         Sunrise USA Beverages, Inc. Shareholder Solicitation Letter (6)
10.6           Quit Claim Deed and Release dated August 18, 1998 between
               Dakota Mining and Construction, Inc. and USA Sunrise Beverages,
               Inc. (6)
10.8           Loan Agreement between Omar Barrientos and USA Sunrise Beverages,
               Inc. dated January 1, 1994 (6)
10.9           Note Agreement between Dr. Neil Kurti and USA Sunrise Beverages,
               Inc. dated November 11, 1995 (6)
10.9(i)        Note Satisfaction and Release between Dr. Neil Kurti and USA
               Sunrise Beverages, Inc. dated September 6, 2002 (3)
10.9(ii)       Agreement For Satisfaction and Release between Paul Miller
               Sr. Trust and USA Sunrise Beverages, Inc. dated September 4,
               2002. (3)
10.9(iii)      Satisfaction of Judgment of Dr. Vincent E. Eilers dated
               January 19, 2004(3)
10.9(iv)       Satisfaction and Release between Tesoro Corporation and USA
               Sunrise Beverages, Inc. executed June, 2002 (3)
*31            Rule 13a-14(a)/15d-14(a) Certifications
*32            Section 1350 Certifications

     *    Filed herewith

     (1) Incorporated by reference to the attachments filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB filed with the United States Securities and Exchange Commission (the "Commission") on August 19, 2003 (File #000-50370) (the "Form 10-SB")

     (2) Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amemendment No. 1 filed with the Commission on June 4, 2004 (File #000-50370) (the "Form 10-SB/A1")

     (3) Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amemendment No. 2 filed with the Commission on November 15, 2004 (File #000-50370) (the "Form 10-SB/A2")

     (4) Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amemendment No. 3 filed with the Commission on March 11, 2005 (File #000-50370) (the "Form 10-SB/A3")

     (5) Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amemendment No. 4 filed with the Commission on May 23, 2005 (File #000-50370) (the Form 10-SB/A4)

     (6) Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amemendment No. 5 filed with the Commission on July 19, 2005 (File #000-50370) (the Form 10-SB/A5)



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

                                        SUNRISE U.S.A. INCORPORATED
                                        ---------------------------



Dated: July 19, 2005                    By:      /s/ OMAR G. BARRIENTOS
                                           -------------------------------------
                                           Omar G. Barrientos
                                           President and Treasurer
                                           Principal Executive Officer and
                                           Principal Financial and Accounting
                                           Officer

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