Form 10QSB
period 2005-06-30
SUNRISE USA INC
filed 2005-08-10
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q SB

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50370

Sunrise U.S.A. Incorporated
(Name of Small Business Issuer in its charter)

State of Nevada                                                                33-1041835
(State or other jurisdiction of                                               (I.R.S. Employer
Incorporation or organization)                                             Identification No.)

3928 Bowdoin Street Des Moines, IA                                               50313
(Address of Principal Executive Offices)                      (Zip Code)

(515) 288-1042
Issuer's telephone number

No Change
(Former name, former address and former fiscal year,
If changed since last report)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.0001 PAR VALUE
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,965,724 shares outstanding as of July 22, 2005.

Transitional Small Business Disclosure Format:  Yes [  ] No [X]

SUNRISE U.S.A. INCORPORATED

INDEX

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

SUNRISE U.S.A. INCORPORATED
(A Development Stage Company)
Balance Sheet
(Unaudited)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$ 145	$ 73

Total current assets	145	73

Total assets	$ 145	$ 73

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 40,000	$ 40,000
Accounts payable - officers advances	21,534	17,093
Accrued payroll - officers compensation	15,000	15,000
Notes payable	-	-

Total current liabilities	76,534	72,093

Total liabilities	76,534	72,093

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 100,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 99,000,000 shares authorized,
44,965,724 shares issued and outstanding	4,497	4,497
Additional paid-in capital	2,302,052	2,302,052
Deficit accumulated during the development stage	(2,382,938)	(2,378,569)

Total stockholders' equity	(76,389)	(72,020)

Total liabilities and stockholders' equity	$ 145	$ 73

The accompanying notes are an integral part of these unaudited financial statements

SUNRISE U.S.A. INCORPORATED
(A Development Stage Company)
Statement of Operations
(Unaudited)

	3 Months	3 Months	6 Months	6 Months	Inception
	Ended	Ended	Ended	Ended	Through
	June 30	June 30	June 30	June 30	June 30
	2005	2004	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	-	-	-	-	$ 247,066

Cost of sales	-	-	-	-	180,668

Gross profit (loss)	-	-	-	-	66,398

Selling, general and administrative expenses	$ 1,928	$ 4,535	$ 4,370	$ 7,557	1,803,224

Net income (loss) from operations	(1,928)	(4,535)	(4,370)	(7,557)	(1,736,826)

Other expense
Interest expense	-	-	-	-	(214,372)
Loss on disposal of assets	-	-	-	-	(2,143)
Compensation and services	-	-	-	-	(171,750)

Net loss before taxes and extraordinary item	(1,928)	(4,535)	(4,370)	(7,557)	(2,125,091)

Income tax benefit					24,500

Net loss before extraordinary item	(1,928)	(4,535)	(4,370)	(7,557)	(2,100,591)

Extraordinary item
Foreclosure gain, net of tax of $24,500	-	-	-	-	47,652

Net Loss	$ (1,928)	$ (4,535)	$ (4,370)	$ (7,557)	$ (2,052,939)

Basic net loss per share before extraordinary item	$ (0.00004)	$ (0.00010)	$ (0.00010)	$ (0.00017)	$ (0.04672)

Basic net income per share from extraordinary item	-	-	-	-	0.00106

Basic net loss per share	$ (0.00004)	$ (0.00010)	$ (0.00010)	$ (0.00017)	$ (0.04566)

Weighted average shares outstanding	44,965,724	44,965,724	44,965,724	44,965,724	44,965,724

The accompanying notes are an integral part of these unaudited financial statements

SUNRISE U.S.A. INCORPORATED
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	6 Months	6 Months	Inception
	Ended	Ended	Through
	June 30	June 30	June 30,
	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,370)	$ (7,557)	$ (2,052,939)
Adjustments to reconcile net loss to net cash flows
from operating activities
Depreciation and amortization	-	-	66,672
Stock issued for services	-	-	410,648
Services provided at no charge to the company	-	-	471,229
Interest rolled into notes	-	-	12,681
Write-off of formulas and technology	-	-	3,669
Gain on foreclosure, before tax effect	-	-	(53,214)
Expenses incurred by shareholders on behalf of the Company	-	-	17,393
Rent contributed to capital	-	-	2,400
Changes in items of working capital:	-	-	-
Accounts payable	-	1,000	90,293
Accrued officer's compensation	-	-	15,000
Accrued interest	-	-	69,746

Net cash flows from operating activities	(4,370)	(6,557)	(946,422)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets for cash	-	-	(10,140)

Net cash flows from investing activities	-	-	(10,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of promissory notes	-	-	522,341
Cash advanced by shareholders	4,442	(6,507)	157,515
Payments on notes payable	-	-	(109,737)
Common stock	-	-	386,142
Capital contributions	-	-	446

Net cash flows from financing activities	4,442	6,507	956,707

Net increase (decrease) in cash	$ 72	(50)	145

CASH, BEGINNING OF PERIOD	73	415	-

CASH, END OF PERIOD	$ 145	$ 365	$ 145

The accompanying notes are an integral part of these unaudited financial statements

SUNRISE U.S.A. INCORPORATED
(A Development Stage Company)
Notes to the Unaudited Financial Statements

Note 1 - Unaudited Financial Information

The unaudited financial information included for the Six-month interim period ended June 30, 2005 and 2004 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented). The results of operations for the Six-month period ended June 30, 2005 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2005.

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report.  For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

The accompanying unaudited financial statements include the accounts of the Company from the date of the inception of its incorporation (July 22, 1999) to the present and the accounts of the Company’s predecessor USA Sunrise Beverages, Inc. for the period from it’s incorporation (August 13, 1990) to September 20, 2002.

Note 2 – Going Concern

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

Note 3 – Related Party Advances

Management has advanced funds to the Company from time to time in the form of non-interest bearing advances.  During the six months ended June 30, 2005, Management advanced $4,442 to the Company.  At June 30, 2005, the Company owed $21,534.

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

Plan of Operation

The following discussion of the Company's Plan of Operation is limited and should be read in conjunction with the detailed description of the Company' Plan of Operation included in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2004.

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

The Company has no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that they will devote the amount of time required to implement the business plan; however, conflicts of interest may arise with respect to the limited time commitment by such officers.  The Company does not expect any significant changes in the number of employees.

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

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information - None.

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

For a complete set of Exhibits, reference is made to the Company's Form 10-SB and Form 10-SB Amendment No. 1 through, and the Annual Report on Form 10-KSB for the year ended December 31, 2004.

Exhibit Number	Exhibit
3(i)	Certificate Incorporation
3(ii)	Articles of Incorporation – Bylaws
3(iii)	Amendments to Articles of Incorporation
3(iv)	Amendments to Articles of Incorporation October 30, 2003

4.1	Description of Securities
4.1(i)	Sample Common Stock Share Certificate
4.1(ii)	Description of Securities
4.1(iii)	Sample $0.0001 par value Common Stock Share Certificate
4.1(iv)	Share Escrow Agreement
4.1(v)	Form of Lock-Up Agreement
4.2	Resolution to Incorporate Spin-Off
4.3	Resolution for the Transfer of Intellectual Assets
4.4	Resolution Stock Dividend

10.1	Letter of Intent with Paul Miller Sr. Trust Dated March 31, 2003
10.2	Stock Purchase Agreement Among The Purchasers Executing This Agreement and Omar Barrientos and Other Stockholders of USA Sunrise Beverage, Inc. dated September 23, 2002
10.6	Quit Claim Deed and Release dated August 18, 1998 between Dakota Mining and Construction, Inc. and USA Sunrise Beverages, Inc. (3)
10.8	Loan Agreement between Omar Barrientos and USA Sunrise Beverages, Inc. dated January 1, 1994 (3)
10.9	Note Agreement between Dr. Neil Kurti and USA Sunrise Beverages, Inc. dated November 11, 1995 (3)
10.9(i)	Note Satisfaction and Release between Dr. Neil Kurti and USA Sunrise Beverages, Inc. dated September 6, 2002
10.9(ii)	Agreement For Satisfaction and Release between Paul Miller Sr. Trust and USA Sunrise Beverages, Inc. dated September 4, 2002.
10.9(iii)	Satisfaction of Judgment of Dr. Vincent E. Eilers dated January 19, 2004
10.9(iv)	Satisfaction and Release between Tesoro Corporation and USA Sunrise Beverages, Inc. executed June, 2002

*31	Rule 13a-14(a)/15d-14(a) Certifications
*32	Section 1350 Certification

* Filed herewith.

(b)  Reports on Form 8-K

None

SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunrise U.S.A. Incorporated

Date	August 9, 2005	/s/ OMAR G. BARRIENTOS

Omar G. Barrientos, President
Principal Financial & Accounting Officer