Form 10QSB
period 2005-09-30
SUNRISE USA INC
filed 2005-11-14
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q SB

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50370

Sunrise U.S.A. Incorporated
(Name of Small Business Issuer in its charter)

State of Nevada                                                         33-1041835
(State or other jurisdiction of                                 (I.R.S. Employer
Incorporation or organization)                             Identification No.)

3928 Bowdoin St, Des Moines, IA                               50313
(Address of Principal Executive Offices)                      (Zip Code)

(515) 288-1042
Issuer's telephone number

No Change
(Former name, former address and former fiscal year,
If changed since last report)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.0001 PAR VALUE
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,965,724 shares outstanding as of September 30, 2005.

Transitional Small Business Disclosure Format:  Yes [  ] No [X]

SUNRISE U.S.A. INCORPORATED

INDEX

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

SUNRISE U.S.A. INCORPORATED

   (A Development Stage Company)

   Balance Sheet

   (Unaudited)

      September 30

      December 31,

      2005

      2004

      (Unaudited)

      (Audited)

      ASSETS

      CURRENT ASSETS

           Cash

       $                132

       $                   73

                Total current assets

                         132

                            73

                Total assets

       $                132

       $                   73

       LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES

           Accounts payable

       $           45,138

       $            40,000

           Accounts payable - officers advances

                    21,534

                     17,093

           Accrued payroll - officers compensation

                    15,000

                     15,000

           Notes payable

                                  -

                                     -

                Total current liabilities

                    81,672

                     72,093

                Total liabilites

                    81,672

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

           Additional paid-in capital

               2,302,052

                2,302,052

           Deficit accumulated during the development stage

             (2,388,089)

              (2,378,569)

      Total Stockholders' equity

                  (81,540)

                   (72,020)

           Total liabilities and stockholders' equity

       $                132

       $                   73

The accompanying notes are an integral part of these unaudited financial statements

SUNRISE U.S.A. INCORPORATED

    (A Development Stage Company)

    Statement of Operations

    (Unaudited)

      Inception

      3 Months

      3 Months

      9 Months

      9 Months

      Through

      Ended

      Ended

      Ended

      Ended

      Sept 30,

      Sept 30

      Sept 30

      Sept 30

      Sept 30

      2005

      2005

      2004

      2005

      2004

      (Unaudited)

      (Unaudited)

      (Unaudited)

      (Unaudited)

      (Unaudited)

      Revenues

                 247,066

                       -

      Cost of sales

                 180,668

                       -

      Gross profit (loss)

                   66,398

                       -

                       -

                       -

                       -

      Selling, general and administrative expenses

              1,808,374

                 5,150

                 1,000

                 9,520

                 8,556

      Net income (loss) from operations

            (1,741,976)

                (5,150)

                (1,000)

                (9,520)

                (8,556)

      Other expense

         Interest expense

               (214,372)

                       -

         Loss on disposal of assets

                   (2,143)

                       -

        Compensation and services

               (171,750)

                       -

      Net loss before taxes and extraordinary item

            (2,130,241)

                (5,150)

                (1,000)

                (9,520)

                (8,556)

      Income tax benefit

                   24,500

      Net loss before extraordinary item

            (2,105,741)

                (5,150)

                (1,000)

                (9,520)

                (8,556)

      Extraordinary item

         Foreclosure gain, net of tax of $24,500

                   47,652

                       -

      Net Loss

            (2,058,089)

                (5,150)

                (1,000)

                (9,520)

                (8,556)

      Basic net loss per share before extraordinary item

               (0.04683)

            (0.00011)

            (0.00002)

            (0.00021)

            (0.00019)

      Basic net income per share from extraordinary item

                 0.00106

                       -

                       -

                       -

                       -

      Basic net loss per share

               (0.04577)

            (0.00011)

            (0.00002)

            (0.00021)

            (0.00019)

      Weighted average shares outstanding

            44,965,724

        44,965,724

        44,965,724

        44,965,724

        44,965,724

The accompanying notes are an integral part of these unaudited financial statements

SUNRISE U.S.A. INCORPORATED

    (A Development Stage Company)

    Statement of Cash Flows

    (Unaudited)

      Inception

      9 Months

      9 Months

      Through

      Ended

      Ended

      Sept 30

      Sept 30

      Sept 30

      2005

      2005

      2004

      (Unaudited)

      (Unaudited)

      (Unaudited)

      CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss

          (2,058,089)

               (9,520)

              (8,557)

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

               (53,214)

                      -

                     -

      Expenses incurred by shareholders on behalf of the Company

                17,393

                      -

                     -

      Rent contributed to capital

                  2,400

                      -

                     -

      Changes in items of working capital:

                        -

                      -

                     -

      Accounts payable

                95,431

                5,138

               1,000

      Accrued officer's compensation

                15,000

                      -

                     -

      Accrued interest

                69,746

                      -

                     -

      Net cash flows from operating activities

             (946,434)

               (4,382)

              (7,557)

      CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of fixed assets for cash

               (10,140)

                      -

                     -

      Net cash flows from investing activities

               (10,140)

                      -

                     -

      CASH FLOWS FROM FINANCING ACTIVITIES

      Issuance of promissory notes

              522,341

                      -

                     -

      Cash advanced by shareholders

              157,514

                4,441

               7,215

      Payments on notes payable

             (109,737)

                      -

                     -

      Common stock

              386,142

                      -

                     -

      Capital contributions

                     446

                      -

                     -

      Net cash flows from financing activities

              956,706

                4,441

               7,215

      Net increase (decrease) in cash

                     132

                     59

      (342)

      CASH, BEGINNING OF PERIOD

                        -

                     73

      415

      CASH, END OF PERIOD

                     132

                   132

      73

The accompanying notes are an integral part of these unaudited financial statements

     SUNRISE
      U.S.A.
     INCORPORATED

    (A Development Stage Company)

    Notes to the Unaudited Financial Statements

Note 1 - Unaudited Financial Information

    The unaudited financial information included for the Nine-month interim period ended September 30, 2005 and 2004 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented). The results of operations for the Nine-month period ended September 30, 2005 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2005.  Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report.  For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

    Note 2 – Going Concern, Blank Check Company

    The Company is a blank check shell company and intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for the Company's securities.  The Company has incurred losses since its inception and has no on-going operations.  Further, the Company has current liabilities in excess of current assets.  In this regard, management intends to raise additional funds to pay its present liabilities and to fund future expenses through loans or through additional sales of its securities.  There is no assurance that the Company will be successful in raising these additional funds.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  See Notes 4, 5, 6 and “Management's Discussion and Analysis or Plan of Operation”.

    Note 3 - Basis of Presentation and Restatement

    The accompanying unaudited financial statements include the accounts of the Company from the date of the inception of its incorporation (July 22, 1999) to the present and the accounts of the Company’s predecessor USA Sunrise Beverages, Inc. for the period from it’s incorporation (August 13, 1990) to September 20, 2002.

    Note 4 – Form 10-SB General Form For Registration of Securities and Amendments

    On August 19, 2003 the Company filed Form 10-SB General Form For Registration of Securities (“Form 10-SB”) with the Securities & Exchange Commission (“SEC”).  In response to comments received from the SEC the Company has filed five (5) amendments to the Form 10-SB with the last, Amendment Number 5, filed on July 20, 2005 together with Form 10-KSB Amendment Number 1 for the year ending December 31, 2004. The SEC has advised the Company that the Company’s filings cleared SEC review effective September 7, 2005, and, accordingly, the SEC will have no further comments requiring the Company's response or amendments to these filings.

    Note 5 – Related Party Transactions

    Management and shareholders have advanced funds to the Company in the form of non-interest bearing advances.  During the nine months ended September 30, 2005 management advanced $4,441 to the Company.  At September 30, 2005 the Company owed $21,534 to shareholders for cash advances, $40,000 for legal and consulting services performed by shareholders and $15,000 in accrued officers compensation.  Subsequent to the date of this report, shareholders of the Company have advanced sufficient funds to the Company for the payment of its accounts payable.  The Company is negotiating for the payment of its remaining obligations owed to officers and shareholders in shares of the Company’s common stock.

   Note 6 – Operating Expenses

   Operating Expenses for the three months ended September 30, 2005 consist of accounting fees in the amount of $4,454, financial statement filing costs in the amount of $683 and miscellaneous expenses of $13.

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

    Item 3.     Defaults Upon Senior Securities - None

    Item 4.     Submission of Matters to a Vote of Security Holders - None

    Item 5.     Other Information - None.

  Item 6.     Exhibits and Reports on Form 8-K

  (a)   Exhibits

  For a complete set of Exhibits, reference is made to the Company's Form 10-SB and Form 10-SB Amendments No. 1 through No. 5, and the Annual Report on Form 10-KSB for the year ended December 31, 2004 as amended.

      Exhibit
      Number

      EXHIBIT

      3(i)

      Certificate of Incorporation (1)(6)

      3(ii)

      Articles of Incorporation-ByLaws (1) (6)

      3(iii)

      Amendments to Articles of Incorporation (1) (6)

3(iv)

      Amendments to the Articles of Incorporation October 30, 2003 (2)

      4.1

      Description of Securities (1) (6)

      4.1(i)

      Sample Common Stock Share Certificate (1) (6)

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

      4.2

      Resolution to Incorporate Spin-Off dated June 16, 1999 (1) (6)

      4.3

      Resolution for the Transfer of Intellectual Assets dated August 14, 2002 (1) (6)

      4.4

      Resolution Stock Dividend dated September 20, 2002(1) (6)

      4.5(i)

      Payment Agreement Omar Barrientos (1) (6)

      4.5(ii)

      Payment Agreement Chris Giordano (1) (6)

      4.5(iii)

      Payment Agreement John E. Rayl (1) (6)

      4.5(iv)

      Payment Agreement Charles A. Koenig (1) (6)

      4.6(i)

      Resolution to Issue Stock to Omar Barrientos (1) (6)

      4.6(ii)

      Resolution to Issue Stock to Chris Giordano (1) (6)

      4.6(iii)

      Resolution to Issue Stock to John E. Rayl (1) (6)

      4.6(iv)

      Resolution to Issue Stock to Charles A. Koenig (1) (6)

      4.7(i)

      Subscription Agreement Omar Barrientos (1) (6)

      4.7(ii)

      Subscription Agreement Chris Giordano (1) (6)

      4.7(iii)

      Subscription Agreement John E. Rayl (1) (6)

      4.7(iv)

      Subscription Agreement Charles A. Koenig (1) (6)

      4.8

      Resolution of Board of Directors dated May 31, 1997 re: rights of
      Preferred Stock of USA Sunrise Beverages, Inc. (6)

      5.0

      Opinion of Counsel dated August 7, 2003 (1) (6)

10.1

      Letter of Intent with Paul Miller Sr. Trust Dated March 31, 2003 (1) (6)

10.2

      Stock Purchase Agreement Among The Purchasers Executing This Agreement and Omar Barrientos and Other Stockholders of USA Sunrise Beverage, Inc. dated September 23, 2002(3)

10.2.a

Stock Purchase Agreement Among The Purchasers Executing This Agreement and Omar Barrientos and Other Stockholders of USA Sunrise Beverage, Inc. dated September 23, 2002 with Schedule I, Appendix A and Exhibit A thereto (4)

10.2b

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

10.9(iii)

      Satisfaction of Judgment of Dr. Vincent E. Eilers dated January 19, 2004(3)

10.9(iv)

      Satisfaction and Release between Tesoro Corporation and USA Sunrise Beverages, Inc. executed June, 2002 (3)

*31

      Rule 13a-14(a)/15d-14(a) Certifications

*32

      Section 1350 Certifications

      * Filed herewith

(1)

Incorporated by reference to the attachments filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB filed with the United States Securities and Exchange Commission (the “Commission”) on August 19, 2003 (File #000-50370) (the “Form 10-SB”)

       (2)

Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amemendment No. 1 filed with the Commission on June 4, 2004 (File #000-50370) (the “Form 10-SB/A1”)

       (3)

Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amemendment No. 2 filed with the Commission on November 15, 2004 (File #000-50370) (the “Form 10-SB/A2”)

       (4)

Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amemendment No. 3 filed with the Commission on March 11, 2005 (File #000-50370) (the “Form 10-SB/A3”)

       (5)

Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amemendment No. 4 filed with the Commission on May 23, 2005 (File #000-50370) (the “Form 10-SB/A4”)

       (6)

Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amemendment No. 5 filed with the Commission on July 20, 2005 (File #000-50370) (the “Form 10-SB/A5”)

  (b)  Reports on Form 8-K

  None

SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunrise U.S.A. Incorporated

      Date

      November 10, 2005

      /s/ OMAR G. BARRIENTOS

      Omar G. Barrientos, President

      Principal Financial & Accounting Officer