Form 10KSB
period 2005-12-31
SUNRISE USA INC
filed 2006-03-31
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 2005

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50370

Sunrise U.S.A. Incorporated
(Name of Small Business Issuer in its charter)

State of Nevada                                       33-1041835
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or organization)

3203 E. Ovid Avenue Des Moines, IA                      50317
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

Yes [X]     No  [  ]

State Issuer’s revenues for its most recent fiscal year:  None.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2006: $0

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ]     No  [  ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes [X]     No  [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 22, 2006 there were 68,917,340 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes ___; No __X_

SUNRISE U.S.A. INCORPORATED

INDEX

  PART I

  Item 1.     Description of Business

  The Company

Sunrise U.S.A Incorporated, (the "Company") was incorporated on July 22, 1999 in the State of Nevada as a wholly owned subsidiary of U.S.A. Sunrise Beverages, Inc. a South Dakota Corporation ("SBI Dakota").  The Company has authorized 99,000,000 shares of $0.0001 par value voting common stock (the "Common Stock") and 1,000,000 shares of $0.01 par value preferred stock (the "Preferred Stock").  [Note:  See PART I, ITEM 4 “Submission of Matters to a Vote of Security Holders - Subsequent Event” and PART II, ITEM 5 “Market for Common Equity and Related Stockholder Matters - Reverse Stock Split,” describing the Company’s 38-to-1 Reverse Stock Split.]

   The Company has assets of nominal value and no revenues and is a shell company.  The Company intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for securities of the Company.  The Company has not identified a particular acquisition target as of the date of this report, and has not entered into any agreement regarding any such acquisition.

The Company intends to remain a shell corporation until a merger or acquisition is consummated, and it is anticipated that during that time frame the Company’s cash requirements will be minimal and that all necessary capital, to the extent required, will be provided by the Company’s directors or officers.

The Company has no full time employees.  The Company’s President has agreed to allocate a portion of his time to the activities of the Company, without compensation.  The President anticipates that the business plan of the Company can be implemented by his devoting a portion of his available time to the business affairs of the Company.  The Company does not expect any significant changes in the number of employees.

History of the Company

The business of the Company began July 1991 (the date of “Inception”) with the development and test marketing of “Papaya Sunrise” a fruit drink product (the “Beverage Business”) under the name of U.S.A. Sunrise Beverages, Inc., a South Dakota corporation (“SBI Dakota”).  On August 14, 2002 the Beverage Business was reincorporated in the state of Nevada by the transfer of all of the assets of SBI Dakota (being the “Beverage Assets”) to the Company (the “Reincorporation”).  The Company was then spun-off of SBI Dakota on September 20, 2002, as a result of SBI Dakota’s distribution of 10,615,724 shares (the “Spin-Off Shares”) of the Company’s common stock (being all of the Company’s then issued and outstanding shares of common stock) to SBI Dakota’s shareholders on the ratio of one (1) Company share for one (1) SBI Dakota share (the “Spin-Off”).

Also during 2002, SBI Dakota entered into several transactions with its creditors and shareholders that provided for the repayment of all of SBI Dakota’s debt (and therefore all of the Beverage Business debt) and the transfer of control of SBI Dakota.  Specifically, (i) an officer of SBI Dakota received 153,415 shares of SBI Dakota common stock in payment of $30,000 of unpaid compensation and $42,779 of unpaid advances, (ii) SBI Dakota issued 90,000 shares of common stock in release of an asserted claim in the amount of $22,500, (iii) a shareholder of SBI Dakota transferred 25,000 shares of his SBI Dakota common stock to certain note holders in exchange for the holders’ release of $129,335 of SBI Dakota promissory notes, and (iv) the shareholders of SBI Dakota transferred 10,000,000 shares of SBI Dakota common stock to a private buyer group in exchange for their assumption of $91,049 of the remaining SBI Dakota unpaid debt.  The accompanying financial statements include $220,384 as an addition to Additional Paid-in-Capital in repayment of the debts paid by a shareholder and assumed by the buyers of the controlling interest in SBI Dakota, being items (iii) and (iv) above.

The accompanying financial statements include the accounts of the Company for all periods presented and include the accounts of the Beverage Business (that is, the accounts of SBI Dakota) for the period from Inception to August, 2002.

The Company’s Beverage Business was undercapitalized and is not in operation.  The capitalized cost of the Beverage Assets of approximately $1,144,500 was written down in 1996 and written off in 1997.  The Company maintains and retains possession and ownership of the Beverage Assets.  See “Description of Property.”

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

Blank Check Company

The Company’s assets are of nominal value, the Company’s stock is a “penny stock” and the Company intends to locate and consummate a merger or acquisition with a private business entity (a “Business Combination”).  As such the Company is a “shell” company and is also defined to be a “blank check company” pursuant to Section 7(b)(3) of the Securities Act of 1933 (the “33 Act”).

On April 7, 2000, in a letter addressed to the National Association of Securities Dealers (“NASD”), the Securities and Exchange Commission (“SEC”) issued a clarification with regard to the reporting status under the Securities Exchange Act of 1934 (the “Exchange Act”) of a non-reporting company after it acquired a reporting "blank check" company.  This letter clarified the SEC's position that such company would not be a successor issuer to the reporting obligation of the "blank check" company by virtue of Exchange Act Rule 12g-3(a).

The SEC further stated: “Nonetheless, we recognized the long-standing availability of the "back door" registration procedure where a going business was acquired, and concluded that if the requester here could provide the same, or at least some minimally acceptable level of information as issuers do in appropriate Rule 12g-3(a) cases, we would raise no objection to the procedure. The same level of information is the information required by Form 10 or Form 10-SB.  A minimally acceptable level of information is complete audited and pro forma financial statements required by those forms. This information must be filed on Form 8-K within 15 days of the succession.”  [See 4/7/00 SEC Letter, identified above.]

  The Company intends that any merger or business combination undertaken would include the filing of audited and pro forma financial statements.  See Management’s Plan of Operation - Importance of Audited Financial Statements.

  Item 2.     Description of Property

  The Company is the owner of the assets previously owned by its former parent, U.S.A Sunrise Beverages, Inc. ("SBI Dakota").  The assets (the “Beverage Assets”) include, among many things; (i) a list of the suppliers, bottlers and distributors who previously produced and sold product for SBI Dakota, (ii) secret formulas for the production of fruit juice concentrate and products, and (iii) copyright to a bottle design and the molds for the production of the design in glass bottles in 1.5 liter, 1 liter, 0.5 liter and 16 ounce sizes.

The Beverage Assets are included in the accompanying financial statements at their net historic cost.  The Beverage Assets were written down to zero ($0.00) during the fiscal years ending December 31, 1997 and 1996 from an original cost of $1,144,500.  The Company reduced this value to zero due to substantial doubts about the Company’s ability to continue as a going concern and due to the lack of operations to ensure recoverability of the values assigned to formulas and technology.

Office space is provided to the Company by Mr. Omar Barrientos, the Company’s President, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this space will meet the Company's needs for the foreseeable future.  The accompanying financial statements include an expense of $300 per quarter for the value of this space and an addition to Additional Paid-In-Capital of an equal amount.

   Item 3.     Legal Proceedings

   None.

   Item 4.     Submission of Matters to a Vote of Security Holders

   On November 15, 2006 by written consent of a majority of shareholders and without meeting, a majority of the shareholders approved the reappointment of Messrs Barrientos and Fairchild as members of the Company’s Board of Directors.

   Subsequent Event

On February 15, 2006, by written consent of shareholders owning a majority of the Company’s issued and outstanding shares and without meeting, shareholders approved an amendment to the Company’s Articles of Incorporation which would implement a 1 for 38 para pe su reduction in the Company’s issued and outstanding common stock (the “Reverse Stock Split”) and adoption of the Company’s 2005 Stock Option Plan.  The Company filed Form 14C Information Statement with the Securities & Exchange Commission on February 28, 2006.  See Part II, Item 5 Market for Common Equity and Related Stockholder Matters below and Note 8 Stockholder’s Equity of the Notes To Financial Statements for the year ending December 31, 2005.  The Reverse Stock Split will become effective upon the approval of the Company’s Board of Directors.  See PART II, ITEM 5 “Market for Common Equity and Related Stockholder Matters - Reverse Stock Split.”

  PART II

  Item 5.     Market for Common Equity and Related Stockholder Matters

  As of February 20, 2006, no public market exists for the Company's shares of common stock. Management does not know if, or when, a market will exist for the Company's shares.

  On November 15, 2005 the Company issued 9,851,616 shares of restricted common stock to Omar G. Barrientos the Company’s President and Chairman of the Board of Directors, in repayment for his contribution of $5,000 in cash used for the payment of Company operating expenses and (b) 14,100,000 shares of restricted common stock to Christopher Giordano, advisory member of the Company’s Board of Directors in repayment of his contribution of $7,500 in cash used for the payment of Company operating expenses.  See Item 10 and Item 11 below and Note 12 Related Party Transactions of the Notes To Financial Statements for the year ending December 31, 2005.

  As of February 20, 2006, there were 93 record holders of the Company’s common stock with 68,917,339 shares of common stock issued and outstanding.  However, upon the effective date of the Reverse Stock Split and the filing of the appropriate amendment to the Company’s Articles of Incorporation with the Secretary of the State of Nevada there will be 1,813,614 shares of common stock issued and outstanding, which will continue to be held by the same 93 shareholders.  See “Reverse Stock Split” below.

  During the last two fiscal years, no cash dividends have been declared on the Company’s common stock and management does not anticipate that dividends will be paid in the foreseeable future.

  The Company has not entered, and does not intend to enter, into discussions with broker-dealers or market makers regarding developing a trading market in its stock until a qualified merger or acquisition candidate has been identified.  The transferability of the Company’s outstanding shares of capital stock is further limited by the terms of an Escrow Agreement and a Lock-Up Agreement.

  Escrow Agreement

  The Company has entered into an Escrow Agreement with its attorney, Charles A. Koenig (the “Escrow Agent”), for the purpose of holding the original certificates of 2,687,064 shares of the Company’s common stock to be distributed to its shareholders (other than those certain shareholders having entered into the Lock-Up Agreement) pursuant to the Spin-Off

Pursuant to the terms of the Escrow Agreement, the Escrow Agent will hold all 2,687,064 shares solely for the benefit of the share owners, and will permit no public transfer or other public distribution of the escrowed shares (other than by operation of law) unless and until the Company has consummated the Business Combination. See “Management’s Plan of Operation".

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

  The escrow arrangement covers 2,687,064 shares of the Company’s common stock (representing approximately 6% of all issued and outstanding shares of the Company’s common stock), of the total of 10,615,724 Spin-Off Shares.  See “ITEM 1 Description of Business.”  The remaining 7,928,661 Spin-Off Shares are being distributed to shareholders who have executed the Lock-Up Agreement described below.

Lock-Up Agreement

Each of the shareholders described in ITEM 11 hereof has executed and delivered a "lock-up" letter agreement affirming that they will not sell their respective shares until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a “shell” company.  In order to provide further assurances that no trading will occur in the Company's securities until a Business Combination has been consummated, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel, Charles A. Koenig, Esq., who will not release these respective certificates until a business combination has been successfully consummated.  The lock-up agreements cover 66,230,275 shares of the Company’s common stock, representing approximately 94% of all shares.

Reverse Stock Split

On February 15, 2006, the Board and shareholders owning a majority of the Company’s issued and outstanding shares (the “Consenting Stockholders”) adopted a resolution to amend the Company's Articles of Incorporation to effect a stock combination, or reverse stock split, pursuant to which every thirty-eight (38) shares (the "Old Shares") of the Company's outstanding Common Stock would be exchanged for one new share (the "New Shares") of Common Stock (the “Reverse Stock Split”).

The number of Old Shares for which each New Share is to be exchanged is referred to as the "Exchange Number." The reverse stock split will be effected simultaneously for all shares of Common Stock and the Exchange Number will be the same for all shares of Common Stock. Upon the effectiveness of the Reverse Stock Split, each option or warrant right for Common Stock would entitle the holder to acquire a number of shares equal to the number of shares which the holder was entitled to acquire prior to the Reverse Stock Split divided by the Exchange Number at the exercise price in effect immediately prior to the Reverse Stock Split, multiplied by the Exchange Number.

The effective date of the Reverse Stock Split will occur on the date the Company files an amendment to it’s Articles of Incorporation.  The Board was given the authority to determine the date of this filing, without further stockholder approval. Such timing will be determined in the judgment of the Board.

The Board was also given the right and without further action by the stockholders, not to proceed with the Reverse Stock Split, if, at any time prior to filing the amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada, the Board, in its sole discretion, determines that the Reverse Stock Split is no longer in the best interests of the Company and its stockholders. The Board may consider a variety of factors in determining whether or not to implement the Reverse Stock Split including, but not limited to:

  (i)   overall trends in the stock market;

  (ii)  recent changes, prospects and anticipated trends in the per share market price of the Common Stock, business and transactional developments;

(iii) the Company's actual and projected financial performance; and

(iv)  the Company's anticipated merger with another entity.

   No scrip or fractional certificates will be issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares because they hold a number of Old Shares not evenly divisible by the Exchange Number, will receive one whole share of Common Stock in lieu of a fractional share.

   The Reverse Stock Split will not change the proportionate equity interests of the Company's stockholders, nor will the respective voting rights and other rights of stockholders be altered, except for possible immaterial changes due to the Company's issuance of additional shares in lieu of fractional shares. The Common Stock issued pursuant to the Reverse Stock Split will remain fully paid and non-assessable. The Company will continue to be subject to the periodic reporting requirements of the Exchange Act.

   2005 Stock Option Plan

The 2005 Stock Option Plan was adopted on February 15, 2006, the date of its adoption by the Board and approval by shareholders owning a majority of the Company’s issued and outstanding shares, and will be effective twenty (20) calendar days after the mailing of the Company’s Information Statement to the stockholders pursuant to Regulation 14C of the Securities Exchange Act.  The Company’s Information Statement was mailed to shareholders on March 1, 2006.

The 2005 Stock Option Plan provides for the issuance of options for the purchase of shares of the Company’s restricted common stock at a price of five-hundredths of one cent ($.005) per share.  The purchase price may be paid in either cash or delivery to the Company of a number of shares of the Company’s issued and outstanding $0.0001 common stock (a “Consideration Share”), the number of Consideration Shares to be delivered shall be equal to the aggregate Option Exercise Price divided by the greater of (i) one-hundred (100), or (ii) the average bid price of the Company’s common stock for the twenty trading days immediately preceding the Exercise Date, divided by five-hundredths of one cent ($0.005).

The 2005 Stock Option Plan provides, among other things, that the Company shall reserve 250,000 shares of the post-reverse split New Shares as describe above, for issuance pursuant to option grants.  A grant of an option pursuant to the 2005 Stock Option Plan is solely within the discretion of the Board of Directors.  In addition, the stock options and the common stock which may be issued pursuant to the stock options are not registered securities, and the Company has no obligation to register such securities.  However, the 2005 Stock Option Plan provides for a piggy-back right of registration of the underlying shares of common stock upon the filing of a securities registration statement by the Company.

  Awards under the 2005 Stock Option Plan expire at 5:00 p.m. Eastern Standard Time on December 31, 2015 (the “Termination Date”).

On February 15, 2006 the Board of Directors approved initial awards under the Plan of the right to purchase 92,000 shares and 120,000 shares of the post-reverse split New Shares, respectively, to Charles A. Koenig, the Company’s attorney and a shareholder of the Company, and to John E. Rayl, a consultant to and a shareholder of the Company, in payment for services provided by them through September 30, 2005 in the aggregate amount of $40,000.

   Shares Available For Future Issuance

Upon the effectiveness of the reverse stock split and adoption of the Company’s 2005 Stock Option Plan, the number of authorized shares of Common Stock that are not issued or outstanding will increase, as reflected in the following table:

      PRIOR TO REVERSE

      AFTER REVERSE

      STOCK SPLIT AND ISSUANCE UNDER THE 2005 STOCK OPTION PLAN

      STOCK SPLIT AND ISSUANCE UNDER THE 2005 STOCK OPTION PLAN

Number of shares of Common Stock:

Authorized

      99,000,000

      99,000,000

Outstanding

      68,917,340

      1,813,614

Reserved for Issuance

      None

      250,000

Available for future issuance

      30,082,660

      96,936,386

  Item 6.     Management’s Plan of Operations

The following discussion of the results of operations of the Company for the period from Inception (July 22, 1999) to December 31, 2005 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Independent Accountant’s Report and Note 2 of the Notes to Financial Statements accompanying this report state that substantial doubt has been raised about the Company’s ability to continue as a going concern.  The ability of the Company to continue operations as a going concern is dependent upon the continuing financial support of its major shareholders and in successfully acquiring a operating business with profitable operations.

Forward Looking Statements

Because the Company intends to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding forward looking statements found in the following discussion and elsewhere in this registration statement and in any other statement made by or on the behalf of the Company, whether or not in future filings with the SEC.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.  The Company disclaims any obligation to update forward-looking statements.

  (a)         Results of Operations

The Company is seeking to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for securities of the Company.  During this time the Company’s cash requirements will be minimal and all necessary capital, to the extent required, will be provided by the Company’s directors or officers. The Company does not anticipate that it will have to raise capital during the next twelve months. The Company also does not expect to make any significant capital acquisitions during the next twelve months, unless it is in connection with the aforementioned business combination.

The Company has no full time employees.  The Company’s President has agreed to allocate a portion of his time to the activities of the Company, without compensation.  The President anticipates that the business plan of the Company can be implemented by his devoting a portion of his available time to the business affairs of the Company.  The Company does not expect any significant changes in the number of employees.

(b)      Plan of Operation

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business opportunity presented to it by persons or firms who or which desire to seek the advantages of an Exchange Act registered corporation, such as the Company.  The Company will not restrict its search to any specific business, industry, or geographical location, and the Company may participate in a business venture of virtually any kind or nature.

This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's unlimited discretion to search for and enter into a potential business opportunity.  Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering.  The owners of a target company will, however, incur significant legal and accounting costs in connection with a merger or exchange with the Company, including the costs of preparing Form 8-Ks, 10-Ks, 10-KSBs, other SEC required filings, agreements and related reports and documents.  The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

Evaluation and Suitability

The analysis of a new business opportunity will be undertaken by, or under the supervision of the officers and directors of the Company, none of whom is a professional business analyst.  However, the President of the Company was the principal executive officer during the negotiations and consummation of the Company’s predecessor, U.S.A. Sunrise Beverages, Inc., in it’s acquisition of Avid of Canada, Inc.  The Company also intends to utilize the experience of Mr. Giordano, an Advisory member of the Company’s Board of Directors, in analyzing, negotiating and consummating a business combination.  See “ITEM 5 Directors and Executive Officers, Promoters and Control Persons.”

Many factors will be considered as part of the Company’s “due diligence” examination including but not limited to, analyzing such factors as the target company’s available technical, financial and managerial resources, working capital and other financial requirements, history of operations, prospects for the future, government regulation compliance, quality and experience of management, and the potential for growth and profitability.  The Company will not acquire or merge with any business entity that cannot provide audited financial statements within the required period of time after closing of the proposed transaction.

It is not anticipated that any outside consultants or advisors, except for the Company’s legal counsel and accountants, will be utilized by the Company to effectuate its business purposes.  However, if the Company does retain such an outside consultant or advisor, the prospective merger/acquisition candidate will pay any cash fee earned by such party, as the Company has no cash assets with which to pay such obligation.  The Company has no contracts or agreements with any outside consultants and none are contemplated.

The Company will not restrict its search for any specific kind of businesses, but may acquire a business entity that is in its preliminary or development stage or is already operating.  It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which the Company may offer.  Furthermore, the Company does not intend to seek capital to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated a merger or acquisition.

   Shareholder Dilution and Change in Control

   The actual terms of a transaction to which the Company may be a party cannot be predicted.  The Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or business entity.  Upon the consummation of a merger or exchange, it is likely that the present management and shareholders of the Company will no longer be in control of the Company.  In addition, the Company’s directors may resign and be replaced by new directors without a vote of the Company’s shareholders.

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

  Importance of Audited Financial Statements

  The Company is subject to the reporting requirements of the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited target company financial statements as part of the Company’s Form 8-K to be filed with the SEC upon consummation of a merger, acquisition or business combination, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable).  If such audited target company financial statements are not available at closing, or within the time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations which may made by the target company in definitive closing documents, the Company may be delayed or precluded from closing on the merger or acquisition, or if closed, may be required to void or abandon the transaction.

The SEC has recently proposed rule changes to the Code of Federal Regulations governing the use of Form 8-K and Form S-8 by shell companies, at 17 CFR Parts 230, 239, 240 and 249. The purpose of the proposed rule changes is to protect investors by deterring fraud and abuse in securities markets that have occurred in the past through the improper use of reporting shell companies.  The Company is categorized as a “shell company” as that term is used in the SEC’s proposed rule changes.  The SEC is concerned that shell companies have been misused in the past by misleading investors with highly speculative securities that trade at low share prices.  The Company’s securities are and will continue to be highly speculative, and are likely to trade at low prices.  The principal rule changes being proposed by the SEC are to prohibit the use of Form S-8 by a shell company, and to amend Form 8-K so as to require a shell company to report the same type of information that would be required if it were filing to register a class of securities under the Exchange Act whenever the shell company is reporting the event that caused it to cease being a shell company.

The SEC’s concern with the Form S-8 is due to abuses that shell companies have engaged in the past by effectively issuing securities in capital raising schemes, while circumventing the registration and prospectus delivery requirements of the 33 Act.  Because the Form S-8 is intended to be used only to register securities in connection with employee benefit plans, and because shell companies rarely have employees, the use by shell companies of the Form S-8 mechanism has often resulted in abuses.  The Company does not intend to have any employees while it is classified as a shell company.  The SEC’s concern with the Form 8-K is due to what it perceives as the underreporting of necessary information upon completion of the business combination between the shell company and its target.  Because Form 8-K does not require the same in depth reporting obligations as does a Form S-1 or Form SB-2 registration and because the Form 8-K permits a delay of up to 71 days in reporting certain of the information required, yet in the view of the SEC the shell company’s merger transaction requires the need for most if not all of the information required on Forms S-1 or SB-2 in the same timely manner, the SEC is proposing to increase the reporting requirements under Form 8-K for shell company business combinations.  The effect of the proposed rule changes may adversely impact the Company’s ability to offer its stock to employees, directors and consultants, and thereby make it more difficult to attract and retain qualified individuals to perform services for the Company, and it will likely increase the costs of registration compliance following the completion of the Company’s proposed business combination.   For additional information regarding the SEC proposed rule changes, see SEC Release Nos. 33-8407; 34-49566; File no. S7-19-04

  Competition

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

There currently is no trading market for the Company's stock and there is no assurance that a trading market will develop which may place the Company at a further competitive disadvantage.  Even so, the Company may enter into a business combination with an entity that desires to establish a public trading market for its shares.  A target company may desire to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company.  Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an undertaking and loss of voting control to public shareholders.

Government Regulation

Although the Company will be subject to the reporting requirements of the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, as amended, insofar as the Company will not be engaged in the business of investing or trading in securities.  In the event the Company engages in business combinations that result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs.

For transactions covered by Rule 15g-9 under the Exchange Act, a broker-dealer must furnish to all investors in low priced stocks known as “penny stocks” a risk disclosure document required by the rule, and must make a special suitability determination of the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. In order to approve a person's account for transactions in penny stock, the broker or dealer must (i) obtain information concerning the person's financial situation, investment experience and investment objectives; (ii) reasonably determine, based on the information required by paragraph (i) that transactions in penny stock are suitable for the person and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the rights of transactions in penny stock; and (iii) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination required by  paragraph (ii) in this section, stating in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in a designated security subject to the provisions of paragraph (ii) of this section unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and stating in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement and the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience and investment objectives and obtain from the person a manually signed and dated copy of the written statement.

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

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both the Company and any target candidate, pursuant to various federal and state tax provisions.  The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Limited State Registration

The Company is a shell company and consequently the Company’s registration statement was prepared in compliance with the SEC proposed rule on the “Use of Form S-8 and Form 8-K by Shell Companies” (Release Nos. 33-8407; 34-49566; File No. S7-19-04).  Because the Company’s securities are either escrowed pursuant to an Escrow Agreement or held pursuant to a Lock-Up Agreement Letter (see “ITEM 5 Escrow Agreement” and “ITEM 5 Lock-Up Agreement”) whereby all holders of the Company’s securities are restricted from making any public transfer or other public disposition of their shares until consummation of a business combination contemplated by the Company, the Company has decided not to register, at this time, any of the Company’s securities under any state blue-sky laws.

Once the Company has entered into an agreement for the contemplated business combination, the Company will consult with its merger or acquisition target to determine the nature and extent of blue-sky compliance to be undertaken by the Company.  The decisions regarding in which states and when to register the Company’s securities under state blue-sky laws will be made based, in part, on the costs of registration, the residency of the Company’s shareholders, the need for permitting the transfer of the Company’s securities within specific states and other similar factors.  Additionally, the target company may, and likely will, have considerable input into the decisions regarding in which states and when to register the Company’s securities, and because these factors are not yet known to the Company, it is uncertain whether any blue-sky registration of the Company’s securities will take place.

In any event, because the Company’s securities will not be publicly tradable under federal securities laws until consummation of the contemplated business combination, the Company will not take action to permit the public trading of its securities under state blue-sky laws prior to consummation.

   Item 7.     Financial Statements

   Please refer to the pages beginning with F-1.

   Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

   Item 8A.    Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management in a timely manner. The Company’s President (the principal executive and chief financial officer of the Company) has evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

  PART III

  Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

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

Gene Fairchild - Mr. Fairchild is Secretary and a director of the Company. He was the vice president, secretary and a director of U.S.A. Sunrise Beverages Inc., (the Company's former parent company) from March, 1996 until September 23, 2002.  Mr. Fairchild has extensive background in marketing, management, news media and the insurance field.  From 1986 to the present, Mr. Fairchild has been the vice president, treasurer and a stockholder of Agents of Insurance, Rapid City SD, an insurance agency located in South Dakota. Mr. Fairchild has been in the insurance field since 1973, starting as a co owner of McKinney-Weddell Insurance, predecessor of Agents of Insurance.

Chris Giordano - Mr. Giordano is an Advisory non-voting member of the Company’s Board of Directors and held a similar position with the Company's former parent company.  Mr. Giordano is a principal of Birchwood Capital Advisors, Inc., and previously served as a consultant with William Scott & Company, both of which companies engage in the business of raising investment capital.  From 1983 to 1990, Mr. Giordano was in the asset management department of both Paine Webber and Smith Barney.  Subsequently, Mr. Giordano owned Manchester Rhone Securities, a stock brokerage firm, until its sale in 1991.  Mr. Giordano also served as the director of corporate finance at M.S. Farrell & Company in 1992 and 1993.

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

   Section 16(A) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Messrs Barrientos, Fairchild and Giordano and Elizabeth Schroeder and Isabel Barrientos (JT) were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act.  On November 15, 2005, Messrs Barrientos and Giordano increased their share holdings by 9,851,616 shares and 14,100,000 shares, respectively, of the Company’s restricted common stock and were required to report such increases on Form 4.  To the best knowledge and belief of the Company, neither of such persons made a timely filing of the required Form 4; however, these Form 4 filings were made on March 22. 2006, and, to the best of the Company’s knowledge, these persons are current as of the date of this Report in their respective Section 16(A) Beneficial Ownership Reporting Compliance requirements and all of the Company’s officers, directors and ten-percent shareholders have complied with the Section 16(a) reporting requirements.  To the best of the Company's knowledge, with the exception of those persons disclosed at ITEM 11 hereof, no reports have been filed by any other persons who claim ownership of 10% or more of the Company's equity securities.

  Code of Ethics

Effective March 3, 2003, the Securities and Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics for purposes of item 406 of Regulations S-K, the term "code of ethics" means written standards that are reasonably designed to deter wrong doing and to promote:

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships:

    Full, fair, accurate, timely and understandable disclosure in reports and documents that the company files with, or submits to, the Securities & Exchange Commission and in other public communications made by the Company;

    Compliance with applicable governmental law, rules and regulations;

    The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

    Accountability for adherence to the code.

The Company has adopted the aforementioned Code of Ethics.  The Company is a blank check company with minimal business activity limited to the investigation, examination and negotiation of the acquisition of an operating business.

On March 22, 2006, our board of directors adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. Currently Mr. Cheng is our only officer subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Barrientos serves as a director, president and chief financial officer and since he is a controlling stockholder he is largely responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics. A copy of the code of ethics appears hereto.  See Exhibit 12.1 Code of Ethics.

   Item 10.    Executive Compensation

   The following table sets certain information with respect to annual compensation paid in 2004 and 2005 to the Company's only executive officers.

      Name and Principal Position

      Year

      Annual Compensation

      Awards

      Payouts

      All Other Compensation

      Omar G. Barrientos

      2004

      $15,000

      None

      None

      None

      President

      2005

      $15,000

      None

      None

      None

      Gene Fairchild

      2004

      None

      None

      None

      None

      Secretary

      2005

      None

      None

      None

      None

  (b)         Compensation Pursuant to Plans

  During the year ending December 31, 2005, the Company had no plans for compensation, bonus compensation, key man insurance, pension, or stock option or stock appreciation rights plans.  On February 15, 2006, the Board of Directors approved, and shareholders owning a majority of the Company’s issued and outstanding shares adopted and consented to the adoption of, the Company’s 2005 Stock Option Plan.  See PART II, ITEM 5, “2005 Stock Option Plan.”

  Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  The following table sets forth information, as of March 31, 2005, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and by directors and officers of the Company, both individually and as a group.

  (a)      Security ownership of certain beneficial owners

       Title of Class

       Name and Address of
       Beneficial Owner

       Amount and Nature
       of Beneficial Owner

       Percent of Class

      Common (2)

      Hugo Barrientos
      9376 Prairie Ave.
      Prairie City, IA 50228

      285,000 shares

      0.41%

      Common (2)

      Omar A. Barrientos
      3905 Brickman Ave.
      Ames, IA 50010

      285,000 shares

      0.41%

      Common (2)

      Elizabeth Schroeder
      3203 E. Ovid Avenue
      Des Moines, IA 50317

      285,000 shares

      0.41%

      Common (2)

      Elizabeth Schroeder and
      Isabel Barrientos (JT)
      3203 E. Ovid Avenue
      Des Moines, IA 50317

      6,007,644 shares

      8.72%

      Common (3)

      Michael and Elisa Giordano
      7841 NE 46St
      Lauderhill, FL 30068

      120,000 shares

      0.16%

      Common (3)

      Michael Giordano III
       232 Overmount Ave. # 18
       West Paterson, NJ 07424

      30,000 shares

      0.04%

      Common (3)

      Nicholas E. Giordano
       232 Overmount Ave. # 18
       West Paterson, NJ 07424

      30,000 shares

      0.04%

  (b)      Security ownership of management

       Title of Class

       Name and Address of
       Beneficial Owner

       Amount and Nature
       of Beneficial Owner

       Percent of Class

      Common (2)

      Omar G. Barrientos
      3203 E. Ovid Avenue
      Des Moines, IA 50317

      23,867,630 shares

      37.53%

      Common

      Gene Fairchild
      1807 Spade Ct.
      Rapid City, SD 57701

      51,000 shares

      0.11%

      Common (3) (4)

      Christopher Giordano
      232 Overmount Ave. # 18
      West Paterson, NJ 07424

      30,340,000 shares

      44.02%

      Common (4)

      Birchwood Capital
      Advisors Group, Inc.
      264 Union Blvd., 1st Flr
      Totowa, NJ 07424

      450,000 shares

      0.65%

      All directors and officers as a group

      56,708,630 shares

      82.29%

  (1) No shares of Preferred Stock have been issued.

  (2) Hugo Barrientos, Omar A. Barrientos and Elizabeth Schroeder are the adult children and Isabel Barrientos is the wife of Omar G. Barrientos, the Company's President.  Mr. Barrientos disclaims any beneficial ownership in the shares of the Company's common stock owned by his adult children and his wife. Includes 9,851,616 shares of the Company’s restricted common stock issued on November 15, 2005 (at the value of $0.0005 per share) in repayment for the contribution of $5,000 in cash used for the payment of Company operating expenses.

  (3) Christopher Giordano is an Advisory non-voting member of the Company’s Board of Directors.  Includes 14,100,000 shares of the Company’s restricted common stock issued on November 15, 2005 (at the value of $0.0005 per share) for repayment of the contribution of $7,500 in cash used for the payment of Company operating expenses.  Michael and Elisa Giordano are the parents of Christopher Giordano and Michael Giordano III, and Nicholas E. Giordano are Christopher Giordano’s non-resident minor children.  Mr. Giordano disclaims any beneficial ownership in the shares of the Company's common stock owned by these persons.  However, Mr. Giordano may vote his non-resident minor children’s shares and also may vote the shares owned by three (3) private investment companies for an aggregate of 240,000 shares

  (4) Birchwood Capital Advisors Group, Inc. is wholly-owned by Christopher Giordano.

  (c)      Changes in control

  The Company’s Plan of Operation is to identify, negotiate and consummate a business combination with another business.  Management anticipates that any such business combination will likely result in a change in the control of the Company. See “Plan of Operation.”

Item 12.    Certain Relationships and Related Transactions

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

On November 15 2005, Omar G. Barrientos, the Company’s President and a member of the Company’s Board of Directors, was issued 9,851,616 shares of the Company’s restricted common stock in repayment for the contribution of $5,000 in cash used for the payment of Company operating expenses.  The accompanying financial statements include $15,000 of compensation expense for each of the fiscal years ending December 31, 2005 and 2004.

On November 15, 2005, Christopher Giordano an Advisory Member of the Company’s Board of Directors, was issued 14,100,000 shares of the Company’s restricted common stock for for repayment of $7,500 of cash advances to the Company used for the payment of annual operating expenses.

The Company receives legal and consulting services from two shareholders, Charles A. Koenig, legal counsel, and John E. Rayl, a consultant to the Company.  These persons received 1,500,000 and 500,000 shares respectively, of the Company’s common stock for services initially rendered to the Company (at a value of $0.005 per share) for total value of $8,500 and $2,500, respectively, which were recognized as an expense for the fiscal year ending December 31, 2002.  The accompanying financial statements also include an expense of $17,500 and $22,500 respectively for the services performed by these individuals through the period ending December 31, 2005.  On February 15, 2006, the Company awarded a grant of stock options for the purchase of 92,000 share and 120,000 shares, respectively, to Messrs Koenig and Rayl pursuant to the Company’s 2005 Stock Option Plan.  See PART II, ITEM 5 “Market for Common Equity and Related Stockholder Matters – 2005 Stock Option Plan” above.

Paul Miller Sr. is the trustee and beneficiary of the Paul Miller Sr. Trust and the owner of Paul Miller & Company.  Mr. Miller, the Trust and his Company are each shareholders of the Company owning 128,832 shares, 240,169 shares and 350,000 shares of the Company’s common stock respectively for a total of 719,001 shares representing approximately 1.6% of the Company’s voting common stock.  Paul Miller & Company acquired 350,000 shares on March 31, 2003 as consideration for the Trust’s execution of the Letter of Intent valued at $0.005 per share and $1,750 has been recognized as an expense for the fiscal year ending December 31, 2002.

  Item 13.    Exhibits and Reports on Form 8-K

  (a)   Exhibits

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

6.0
2005 Stock Option Plan (7)

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

10.9(iii)
Satisfaction of Judgment of Dr. Vincent E. Eilers dated January 19, 2004(3)

10.9(iv)
Satisfaction and Release between Tesoro Corporation and USA Sunrise Beverages, Inc. executed June, 2002 (3)

*12.1
Code of Ethics

*31
Rule 13a-14(a)/15d-14(a) Certifications

*32
Section 1350 Certifications

* Filed herewith

(1)
Incorporated by reference to the attachments filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB filed with the United States Securities and Exchange Commission (the “Commission”) on August 19, 2003 (File #000-50370) (the “Form 10-SB”)

(2)
Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amendment No. 1 filed with the Commission on June 4, 2004 (File #000-50370) (the “Form 10-SB/A1”)

(3)
Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amemendment No. 2 filed with the Commission on November 15, 2004 (File #000-50370) (the “Form 10-SB/A2”)

(4)
Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amendment No. 3 filed with the Commission on March 11, 2005 (File #000-50370) (the “Form 10-SB/A3”)

(5)
Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amendment No. 4 filed with the Commission on May 23, 2005 (File #000-50370) (the “Form 10-SB/A4”)

(6)
Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amendment No. 5 filed with the Commission on July __, 2005 (File #000-50370) (the “Form 10-SB/A5”)

(7)
Incorporated by reference to the Exhibits filed with the Form 14C Information Statement of Sunrise USA, Incorporated, filed with the Commission on February 28, 2006 (File #000-50370) (the “Form 14C”)

(b)  Reports on Form 8-K:  None

   Item 14.    Principal Accountant Fees and Services

       For the year ended

            2005

              2004

       Audit Fees

        $

       5,474

       2,000

       Audit-Related Fees

       0

       0

       Tax Fees

       0

       0

       All Other Fees

       0

       0

SUNRISE U.S.A. INCORPORATED

    (A DEVELOPMENT STAGE COMPANY)

    I N D E X

Report of Independent Registered Public Accounting Firm

      F-2

    Balance Sheet
         December 31, 2005

      F-3

    Statement of Operations
        For the Years Ended December 31, 2005 and 2004    and from inception (August 13, 1990) to December 31,
        2005.

      F-4

    Statement of Cash Flow
        For the Years Ended December 31, 2005 and 2004
        and from inception (August 13, 1990) to December 31,    2005.

      F-5 to F-6

    Statement of Stockholder’s Equity
        For the Years Ended December 31, 2005 and 2004
        and from inception (August 13, 1990) to December 31,
2005.

      F-7 to F-11

Notes to the Financial Statements

      F-12 to F-18

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

    SUNRISE USA INCORPORATED

    Des Moines, Iowa

    We have audited the accompanying balance sheet of Sunrise USA Incorporated [a development stage company] as of December 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on August 13, 1990 through December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Sunrise USA Incorporated as of and for the year ended December 31, 2003 and for the period from inception on August 13, 1990 through December 31, 2003 were audited by other auditors whose report, dated October 20, 2004, expressed an unqualified opinion on these financial statements and included an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern.  The financial statements as of December 31, 2003 reflect an accumulated deficit of $2,313,295.  The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements audited by us present fairly, in all material respects, the financial position Sunrise USA Incorporated [a development stage company] as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on August 13, 1990 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

   PRITCHETT, SILER & HARDY, P.C.

   Salt Lake City, Utah

   February 28, 2006

Sunrise U.S.A. Incorporated

     (A Development Stage Company)

     Balance Sheet

      December 31

      2005

      ASSETS

      CURRENT ASSETS

      Cash

        $                   900

           Total current assets

        $                   900

           Total assets

        $                   900

==============

      LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES

      Accounts payable

        $              42,448

      Accounts payable - officers advances

                        14,258

      Accrued payroll - officers compensation

                        30,000

      Notes payable

                                 -

           Total current liabilities

        $              86,706

           Total liabilities

        $              86,706

      Commitments and Contingencies

                                -

      STOCKHOLDERS' EQUITY

      Preferred stock, $0.01 par value, 100,000 shares authorized,

         no shares issued and outstanding

                                -

      Common stock, $0.0001 par value, 99,000,000 shares authorized,

         68,917,340 shares

          issued and outstanding as of

         December 31, 2005

        $                6,892

      Additional paid-in capital

                   2,313,357

      Deficit accumulated during the development stage

                  (2,406,055)

      Total stockholders' equity

        $             (85,806)

           Total liabilities and stockholders' equity

        $                    900

       ==============

The accompanying notes are an integral part of these financial statements

 Sunrise U.S.A. Incorporated

     (A Development Stage Company)

     Statement of Operations

     For the Years Ended December 31, 2005 and 2004 and

     From Inception (August 13, 1990) to December 31, 2005

      Inception

      Year

      Year

      Through

      Ended

      Ended

      Dec 31

      Dec 31

      Dec 31

      2005

      2005

      2004

      Revenues

        $              247,066

                              -

                              -

      Cost of sales

                   180,668

                              -

                              -

      Gross profit (loss)

                     66,398

      Selling, general and administrative expenses

                1,826,340

        $              27,486

        $               65,274

      Net income (loss) from operations

              (1,759,942)

                  (27,486)

                  (65,274)

      Other expense

         Interest expense

                 (214,372)

                              -

                              -

         Loss on disposal of assets

                        (2,143)

                              -

                              -

        Compensation and services

                    (171,750)

       -

                              -

      Net loss before taxes and extraordinary item

                 (2,148,207)

                  (27,486)

                  (65,274)

      Income tax benefit

                        24,500

                              -

                              -

      Net loss before extraordinary item

                 (2,123,707)

                  (27,486)

                  (65,274)

      Extraordinary item

         Foreclosure gain, net of tax of $24,500

                        47,652

       -

                              -

      Net Loss

        $       (2,076,055)

        $             (27,486)

        $             (65,274)

==============

==============

==============

      Basic net loss per share before extraordinary item

        $           (0.00057)

        $           (0.00145)

      Basic net income from extraordinary item

        $                      -

        $                       -

      Basic net loss per share

        $           (0.00057)

        $           (0.00145)

==============

==============

      Weighted average shares outstanding

            47,984,284

             44,965,724.00

       ==============

       ==============

The accompanying notes are an integral part of these financial statements

Sunrise U.S.A. Incorporated

     (A Development Stage Company)

     Statement of Cash Flow

     For the Years Ended December 31, 2005 and 2004 and

     From Inception (August 13, 1990) to December 31, 2005

       Inception

       Year

       Year

       Through

       Ended

       Ended

       Dec 31

       Dec 31

       Dec 31

      2005

      2005

      2004

      CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss

        $     (2,076,055)

       $            (27,486)

       $           (65,274)

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

                    (53,214)

                           -

       -

      Expenses incurred by shareholders on behalf of the Company

       20,058

                           2,665

       12,432

      Rent contributed to capital

                        3,600

       1,200

       1,200

      Changes in items of working capital:

                               -

                           -

      Accounts payable

                      92,741

                       2,448

       40,000

      Accrued officer's compensation

       30,000

                    15,000

       15,000

      Accrued interest

                      69,746

       -

       -

      Net cash flows from operating activities

                  (948,225)

                     (6,173)

       3,358

      CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of fixed assets for cash

                    (10,140)

                            -

       -

                           -

       -

      Net cash flows from investing activities

                    (10,140)

      CASH FLOWS FROM FINANCING ACTIVITIES

      Issuance of promissory notes

                    522,341

       -

      Cash advanced by shareholders

                    160,073

       7,000

       (3,700)

      Payments on notes payable

                  (109,737)

                           -

       -

      Common stock

                    386,142

                           -

       -

      Capital contributions

                           446

                            -

       -

      Net cash flows from financing activities

                    959,265

                       7,000

              (3,700)

      Net increase (decrease) in cash

                           900

                          827

                   (342)

      CASH, BEGINNING OF PERIOD

                              -

                    415

      CASH, END OF PERIOD

        $                 900

        $                900

       $                73

=============

==============

==============

  Supplemental Disclosures of Cash Flow Information:

      Cash paid during the periods for:

           Interest                                                                                                $          -   $           -   $            -

           Income taxes                                                                                       $          -   $           -   $            -

  Supplemental Schedule of Noncash Investing and Financing Activities:

        For the year ended December 31, 2005:

During the year ended December 31, 2005, the Company issued 9,851,616 shares of common stock to an officer/shareholder for reduction in accrued debt valued at $5,000 or approximately $.0005 per share.

    During the year ended December 31, 2005, the Company issued 14,100,000 shares of common stock for  reduction in accrued debt to a director/shareholder of $7,500 or approximately $.0005 per share.

      For the period year ended December 31, 2004:

None

The accompanying notes are an integral part of these financial statements

Sunrise U.S.A., Incorporated

    (A Development Stage Company)

    Statements of Stockholder’s Equity

    From Inception (August 13, 1990) to December 31, 2005

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

      Services rendered by a shareholder

      at no charge to the Company

                           -

                       -

                          -

                            -

                    20,047

                             -

                 20,047

      Net loss

                           -

                       -

                          -

                            -

                              -

                  (20,047)

               (20,047)

      Balance, December 31, 1990

                           -

                       -

             2,850,000

        $        28,500

        $          85,845

        $        (20,047)

        $       94,298

      Issuance of stock for cash, January

      through November 1991, at an

      average price per share of $0.35

                           -

                       -

                  64,000

                       640

                    21,625

                             -

                 22,265

      Services rendered by shareholder

      at no charge to the Company

                           -

                       -

                          -

                            -

                    60,000

                             -

                 60,000

      Net loss

                           -

                       -

                          -

                            -

                              -

                  (60,026)

               (60,026)

      Balance, December 31, 1991

                           -

                       -

             2,914,000

        $        29,140

        $        167,470

        $        (80,073)

        $     116,537

      Services rendered by shareholder

      at no charge to the Company

                           -

                       -

                          -

                            -

                    60,000

                             -

                 60,000

      Net loss

                           -

                       -

                          -

                            -

                              -

                (185,756)

             (185,756)

      Balance, December 31, 1992

                           -

                       -

             2,914,000

        $        29,140

        $        227,470

        $      (265,829)

        $       (9,219)

      Issuance of stock for cash, January

      1993, $2.21 per share

                           -

                       -

                  89,000

                       890

                  195,360

                             -

               196,250

      Issuance of stock in settlement of

      account payable, February 1993,

      $0.10 per share

                           -

                       -

                300,000

                    3,000

                              -

                             -

                   3,000

The accompanying notes are an integral part of these financial statements

      Issuance of stock for assignment

      of land option, March 1993,

      $0.01 per share

                           -

                       -

                  10,000

                       100

                              -

                             -

      Issuance of stock for cash, April

      through July 1993, $4.58 per share

                           -

                       -

                  12,000

                    54,880

                             -

                 55,000

       Issuance of stock to acquire formulas

      and brands, $0.01 per share

                           -

                       -

                152,600

                    1,526

                              -

                             -

                   1,526

      Issuance of stock for cash, August

       through November 1993, $6.33 per

      share

                           -

                       -

                    7,670

                         77

                    48,442

                             -

                 48,519

      Issuance of stock for cash and

      services rendered, October 1993

      $0.004 per share

                           -

                       -

             2,029,239

                  20,292

                    13,708

                             -

                 34,000

      Services rendered by shareholders

      at no charge to the Company

                           -

                       -

                          -

                            -

                    60,000

                             -

                 60,000

      Net loss

                           -

                       -

                          -

                            -

                              -

                (247,991)

             (247,991)

      Balance, December 31, 1993

                           -

                       -

             5,514,509

        $        55,145

        $        599,860

        $      (513,820)

        $     141,185

      Issuance of stock for reduction of

      debt, December 1994, $0.10 per

      share

                           -

        $             -

                250,000

        $          2,500

        $          22,500

        $                   -

        $       25,000

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

       Issuance of stock for debt reduction,

      June 1995, $0.102 per share

                           -

                       -

                201,460

                    2,015

                    18,579

                             -

                 20,594

      Issuance of stock for financing

       incentives and for services rendered,

      August 1995, $1.00 per share

                           -

                       -

                  75,000

                    74,250

                             -

                 75,000

      Surrender and cancellation of

      shares, August 1995

                           -

                       -

               (729,239)

                  (7,292)

                      7,292

                             -

                           -

      Issuance of stock for cash upon

      exercise of warrants, December

      1995, $0.13 per share

                           -

                       -

                101,900

                    1,019

                    12,227

                             -

                 13,246

The accompanying notes are an integral part of these financial statements

      Services rendered by a shareholder

      at no charge to the Company

                           -

                       -

                          -

                            -

                    60,000

                             -

                 60,000

      Net loss

                           -

                       -

                          -

                            -

                              -

                (217,505)

             (217,505)

      Balance, December 31, 1995

                           -

                       -

             5,413,630

        $        54,137

        $        854,708

        $      (859,374)

        $       49,471

      Issuance of stock for cash and

      services upon exercise of warrants,

      January 1996, $0.30 per share

                           -

                       -

                  89,422

                    26,088

                             -

                 26,982

      Services rendered by a shareholder

      at no charge to the Company

                           -

                       -

                          -

                            -

                    60,000

                             -

                 60,000

      Net loss

                           -

                       -

                          -

                            -

                              -

                (322,213)

             (322,213)

      Balance, December 31, 1996

                           -

                       -

             5,503,052

        $        55,031

        $        940,796

        $   (1,181,587)

        $   (185,760)

      Exchange of common stock for

      preferred stock

               400,000

               4,000

            (1,800,000)

                (18,000)

                    14,000

                             -

                           -

      Services rendered by a shareholder

      at no charge to the Company

                           -

                       -

                          -

                            -

                    60,000

                             -

                 60,000

      Dividend on preferred stock

                           -

                       -

                          -

                            -

                              -

                  (60,000)

               (60,000)

      Net loss

                           -

                       -

                          -

                            -

                              -

                (175,299)

             (175,299)

      Balance, December 31, 1997

               400,000

        $     4,000

             3,703,052

        $        37,031

        $     1,014,796

        $   (1,416,886)

        $   (361,059)

       Issuance of stock for debt reduction,

      May 1998, $0.50 per share

                           -

                       -

                  46,948

                       469

                    23,005

                             -

                 23,474

      Services rendered by a shareholder

      at no charge to the Company

                           -

        $             -

                          -

        $                  -

        $          60,000

        $                   -

        $       60,000

      Dividend on preferred stock

                           -

                       -

                          -

                            -

                              -

                  (60,000)

               (60,000)

      Net loss

                           -

                       -

                          -

                            -

                              -

                  (88,558)

               (88,558)

      Balance, December 31, 1998

               400,000

        $     4,000

             3,750,000

        $        37,500

        $     1,097,801

        $   (1,565,444)

        $   (426,143)

       Issuance of stock for debt reduction

      and services performed,

      September 1999, $0.01 per share

                           -

                       -

                710,809

                    7,108

                              -

                             -

                   7,108

      Services rendered by a shareholder

      at no charge to the Company

                           -

                       -

                          -

                            -

                    60,000

                             -

                 60,000

The accompanying notes are an integral part of these financial statements

      Dividend on preferred stock

                           -

                       -

                          -

                            -

                              -

                  (60,000)

               (60,000)

      Net loss

                           -

                       -

                          -

                            -

                              -

                (106,546)

             (106,546)

      Balance, December 31, 1999

               400,000

               4,000

             4,460,809

                  44,608

               1,157,801

             (1,731,990)

             (525,581)

       Issuance of stock for debt reduction

      and services performed,

      March 2000, $0.25 per share

                           -

                       -

             1,186,500

                  11,865

                  284,760

                             -

               296,625

      Issuance of stock for legal and

      consulting services performed,

      March 2000, $0.50 per share

                  25,000

                       250

                    12,250

                             -

                 12,500

      Issuance of stock in satisfaction

      of accrued dividends

      December 2000, $0.25 per share

                240,000

                    2,400

                    57,600

                             -

                 60,000

      Services rendered by a shareholder

      at no charge to the Company

                           -

                       -

                          -

                            -

                    60,000

                             -

                 60,000

      Dividend on preferred stock

                           -

                       -

                          -

                            -

                              -

                  (60,000)

               (60,000)

      Net loss

                           -

                       -

                          -

                            -

                              -

                (104,080)

             (104,080)

      Balance, December 31, 2000

               400,000

        $     4,000

             5,912,309

        $        59,123

        $     1,572,411

        $   (1,896,070)

        $   (260,536)

      Services rendered by a shareholder

      at no charge to the Company

                           -

                       -

                          -

                            -

                    31,182

                             -

                 31,182

      Issuance of stock in satisfaction

      of accrued dividends

      December 2001, $0.25 per share

                           -

                       -

                240,000

                    2,400

                    57,600

                             -

                 60,000

      Services rendered by a shareholder

      at no charge to the Company

                           -

                       -

                          -

                            -

                    60,000

                             -

                 60,000

      Dividend on preferred stock

                           -

                       -

                          -

                            -

                              -

                  (60,000)

               (60,000)

      Net loss

                           -

                       -

                          -

                            -

                              -

                (105,484)

             (105,484)

      Balance, December 31, 2001

               400,000

        $     4,000

             6,152,309

        $        61,523

        $     1,721,193

        $   (2,061,554)

        $   (274,838)

      Coversion of Preferred shares

        and accumulated dividends

             (400,000)

             (4,000)

             4,120,000

                  41,200

                     (7,200)

                  (30,000)

                           -

The accompanying notes are an integral part of these financial statements

       Issuance of $0.01 par value common stock:

        Settlement of claim

                           -

                       -

                  90,000

                    21,600

                 22,500

        Officers account payable

                           -

                       -

                133,415

                    1,334

                    32,019

                 33,353

        Officers compensation

                           -

                       -

                120,000

                    1,200

                    28,800

                 30,000

      Contributions to capital:

        Repayment of debt by a shareholder

                           -

                       -

                          -

                            -

                  138,781

               138,781

        Repayment of debt from sale of SBI Dakota

                           -

                       -

                          -

                            -

                    91,049

                 91,049

                           -

                       -

           10,615,724

                106,157

               2,026,242

       Reincorporation in Nevada and reduction of

           Common stock par value to $0.0001

              (105,095)

                  105,095

                           -

       Issuance of $0.0001 par value common stock:

        Water rights letter of intent

                350,000

                         35

                      1,715

                   1,750

        Legal and consulting fees

             2,000,000

                       200

                      9,800

                 10,000

         Officer and directors compensation

           32,000,000

                    3,200

                  156,800

               160,000

      Net loss

                           -

                       -

                          -

                            -

                              -

                (212,595)

             (212,595)

      Balance, December 31, 2002

                         -

        $             -

           44,965,724

        $          4,497

        $     2,299,652

        $   (2,304,149)

        $              (0)

      Rent contributed to capital

                      1,200

                   1,200

      Net Loss

                    (9,146)

                 (9,146)

      Balance, December 31, 2003

                           -

                       -

           44,965,724

        $          4,497

        $     2,300,852

        $   (2,313,295)

        $       (7,946)

      Rent Contributed to Capital

                      1,200

                   1,200

      Net Loss

                  (65,274)

               (65,274)

      Balance, December 31, 2004

                           -

        $             -

           44,965,724

        $          4,497

        $     2,302,052

        $   (2,378,569)

        $     (72,020)

       Issuance of $0.0001 par value common stock:

        Officer and directors advances

           23,951,616

                    2,395

                    10,105

                 12,500

      Rent Contributed to Capital

                      1,200

                   1,200

      Net Loss

                (27,486)

               (24,486)

      Balance, December 31, 2005

                           -

        $             -

           68,917,340

        $          6,892

        $     2,313,357

        $   (2,406,055)

        $     (85,806)

       ==========

       =========

       ===========

       ===========

       ============

       ===========

       ==========

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

The Company was formed for the purpose of changing the state of incorporation of U.S.A. Sunrise Beverages, Inc. (SBI Dakota) a South Dakota corporation to the state of Nevada.  The business of SBI Dakota was transferred to the Company on August 14, 2002.  The business consisted of the development and test marketing of a fruit drink product under the name “Papaya Sunrise” (the “Beverage Business”).  Prior to the transfer of the Beverage Business, SBI Dakota made provision for the payment of all of its debts and obligations such that the Beverage Business was transferred to the Company without debt.

The Company is the owner of the all of the assets associated with the Beverage Business (the “Beverage Assets”) including, among many things; (i) a list of the suppliers, bottlers and distributors who previously produced and sold product for SBI Dakota, (ii) secret formulas for the production of fruit juice concentrate and products, and (iii) copyright to a bottle design and the molds for the production of the design in glass bottles in 1.5 liter, 1 liter, 0.5 liter and 16 ounce sizes.

The Beverage Assets are included in the accompanying financial statements at their net historic cost.  The Beverage Assets were written down to zero ($0.00) during the fiscal years ending December 31, 1997 and 1996 from an original cost of $1,144,500.  The Company reduced this value to zero due to substantial doubts about the Company’s ability to continue as a going concern and due to the lack of operations to ensure recoverability of the values assigned to formulas and technology.

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

Impairment or Disposal of Long-Lived Assets:

In August 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business.  Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable.  When necessary, impaired assets are written down to their estimated fair value based on the best information available.  The Company has implemented FAS 144 for this fiscal year.

Recently Enacted Accounting Standards:

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, and SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, were recently issued.  SFAS No. 151, 152, 153 and 123 (revised 2004), 154 and 155 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

8.   Stockholder's Equity:

Common Stock:

   Common Stock includes 99,000,000 shares authorized at a par value of $0.0001, of which 44,965,724 shares were issued and outstanding as of December 31, 2004 and 68,917,340 shares were issued and outstanding as of the date of these financial statements.

During 2005, the Company made various issuances of common stock to related parties.  (See Note 12)

Reverse Split Subsequent Event

On February 15, 2006, shareholders owning a majority of the Company’s issued and outstanding shares approved in writing a para pe su reverse split of the Company’s issued and outstanding common stock at the rate of 1 new share for 38 existing shares to be effective upon the filing of an amendment to the Company’s Articles of Incorporation which may be filed with the State of Nevada anytime after March 20, 2006 at the discretion of the Board.  The par value of the Company’s common stock will remain at $0.0001 per share.  Upon the effectiveness of the reverse stock split and adoption of the Company’s 2005 Stock Option Plan (as described below), the number of authorized shares of Common Stock that are not issued or outstanding will increase, as reflected in the following table:

      PRIOR TO REVERSE

      AFTER REVERSE

      STOCK SPLIT AND ISSUANCE UNDER THE 2005 STOCK OPTION PLAN

      STOCK SPLIT AND ISSUANCE UNDER THE 2005 STOCK OPTION PLAN

Number of shares of Common Stock:

Authorized

      99,000,000

      99,000,000

Outstanding

      68,917,340

      1,813,614

Reserved for Issuance

      None

      250,000

Available for future issuance

      30,082,660

      96,936,386

  Preferred Stock:

Preferred Stock includes 1,000,000 shares authorized at a par value of $0.01, Of which none is issued and outstanding as of the date of these financial statements.

2005 Stock Option Plan

On February 15, 2006 the Company implemented the 2005 Stock Option Plan (the “Plan”).  The Plan reserves 250,000 shares of the Company’s unissued common stock for the Plan.

The 2005 Stock Option Plan provides for the issuance of options for the purchase of shares of the Company’s restricted common stock at a price of five-hundredths of one cent ($.005) per share.  The purchase price may be paid in either cash or delivery to the Company of a number of shares of the Company’s issued and outstanding $0.0001 common stock (a “Consideration Share”), the number of Consideration Shares to be delivered shall be equal to the aggregate Option Exercise Price divided by the greater of (i) one-hundred (100), or (ii) the average bid price of the Company’s common stock for the twenty trading days immediately preceding the Exercise Date, divided by five-hundredths of one cent ($0.005).

The 2005 Stock Option Plan provides, among other things, that the Company shall reserve 250,000 shares of the post-reverse split New Shares as describe above, for issuance pursuant to option grants.  A grant of an option pursuant to the 2005 Stock Option Plan is solely within the discretion of the Board of Directors.  In addition, the stock options and the common stock which may be issued pursuant to the stock options are not registered securities, and the Company has no obligation to register such securities.  However, the 2005 Stock Option Plan provides for a piggy-back right of registration of the underlying shares of common stock upon the filing of a securities registration statement by the Company.

Awards under the 2005 Stock Option Plan expire at 5:00 p.m. Eastern Standard Time on December 31, 2015 (the “Termination Date”).

Initial grants pursuant to the plan include two (2) grants for the purchase of a total of 212,000 shares effective upon the Effective Date of the Plan.

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

  The following data show the amounts used in computing loss per share for the periods presented:

      Year Ended
      December 31,
      2005

      Year Ended
      December 31,
      2004

Loss from continuing operations available to common shareholders (numerator)

           (27,486)

           (65,274)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)

      47,984,284

      44,965,724

  11.       Income Taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.  At December 31, 2005 the Company has available unused operating loss carry forwards of approximately $72,200, which may be applied against future taxable income and which expires in various years through 2025.

The amount of and ultimate realization of the benefits from the operating loss carry forwards, for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.  The net deferred tax assets are approximately $10,800 as of December 31, 2005 and $9,000 as of December 31, 2004 with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,800 for the year ended December 31, 2005.

   12.   Related Party Transactions

Officers and directors of the Company own a total of 56,708,630 shares of the Company's common stock, representing approximately 82% of the total of the Company's issued and outstanding shares of voting common stock.

Officers are compensated for all out-of-pocket expenses.  Management has advanced funds to the Company from time to time in the form of non-interest bearing advances.  At November 15, 2005 Management had advanced a total of $5,000 which was repaid with the issuance of 9,851,616 shares of the Company’s common stock.

  At November 15, 2005, the Company issued 14,100,000 shares of the Company’s stock for repayment of advances made by an Advisory Member of the Company’s Board of Directors of $7,500 or approximately $.0005 per share.

  The accompanying financial statements include $15,000 as compensation payable to the President of the Company for each of the years ending December 31, 2005 and 2004.  As of December 31, 2005 the Company has accrued $30,000 of compensation payable.

The President of the Company provides office space to the Company valued at $100 per month at no charge to the Company.  The accompanying financial statements include an expense of $1,200 for the value of this space and an addition to Additional Paid-In-Capital of an equal amount.

Shareholders of the Company provide legal and consulting services to the Company.  The Company issued 2,000,000 shares of common stock in March 2002 valued in payment for $10,000 of services performed. The accompanying financial statements include an expense of $10,000 for the period ending December 31, 2002 for the value of professional services performed.  During the year ended December 31, 2004 the Company recorded an accounts payable for $40,000 for legal and consulting services rendered by related parties.  On February 15, 2006 the Board of Directors granted stock options for the purchase of a total of 212,000 shares pursuant to the Company’s 2005 Stock Option Plan in recompense for these services.

In 2002, the Board of Directors authorized the issuance of 16,000,000 shares of the Company’s common stock to the President of the Company and 16,000,000 shares to an advisory member of the Company’s Board of Directors for services performed valued at $80,000 each.  Compensation expense in the amount of $169,000 was recorded for the year ended December 31, 2002.

A shareholder of the Company entered into a Letter of Intent with the Company for the development of a spring water bottling facility.  The shareholder received 350,000 shares of the Company’s common stock as compensation for entering into the Letter of Intent valued at $1,750 during 2002.  The accompanying financial statements include $1,750 of expense for the year ending December 31, 2002.  The Letter of Intent was permitted to expire on March 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE U.S.A. INCORPORATED

       Dated:  March 30, 2006

       By:

       /s/ OMAR G. BARRIENTOS

       Omar G. Barrientos
       President and Treasurer
       Principal Executive Officer and Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/
    OMAR G. BARRIENTOS
Omar G. Barrientos
    President, Treasurer and Director
     (Principal Executive Officer and
     Principal Financial and Accounting
Officer)

/s/
    GENE FAIRCHILD
Gene Fairchild
Secretary, Director