Form 10QSB
period 2006-03-31
SUNRISE USA INC
filed 2006-05-15
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-50370

Sunrise U.S.A. Incorporated
(Exact name of small business issuer in its charter)

State of Nevada	33-1041835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3203 E. Ovid Avenue. Des Moines, IA 50317
(Address of principal executive offices)

(515) 288-1042
(Issuer's telephone number)

No Change
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                        Yes [X]    No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             Yes [X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     2,023,585 shares outstanding as of May 1, 2006.

Transitional Small Business Disclosure Format:              Yes [  ]   No [X]

SUNRISE U.S.A. INCORPORATED

INDEX

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

SUNRISE U.S.A. INCORPORATED
(A Development Stage Company)
Balance Sheets
(Unaudited)

	March 31	December 31
	2006	2005
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$ 171	$ 900

Total current assets	$ 171	$ 900

Total assets	$ 171	$ 900
	==============	==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 2,224	$ 42,448
Accounts payable - officers advances	14,432	14,258
Accrued payroll - officers compensation	33,750	30,000
Notes payable	-	-

Total current liabilities	$ 50,406	$ 86,706

Total liabilites	$ 50,406	$ 86,706

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 100,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 99,000,000 shares authorized,
1,813,614 shares and 2,023,585 shares
issued and outstanding as of
December 31, 2005 and March 31, 2006 respectively	$ 203	$ 181
Additional paid-in capital	2,360,346	2,320,068
Deficit accumulated during the development stage	(2,410,784)	(2,406,055)

Total stockholders' equity (deficit)	$ (50,235)	$ (85,806)

Total liabilities and stockholders' equity (deficit)	$ 171	$ 900
	==============	==============

The accompanying notes are an integral part of these unaudited financial statements

SUNRISE U.S.A. INCORPORATED
(A Development Stage Company)
Statement of Operations
(Unaudited)

	Inception	Three	Three
	Through	Months	Months
	March 31	March 31	March 31
	2006	2006	2005

Revenues	$ 247,066	-	-

Cost of sales	180,668	-	-

Gross profit (loss)	66,398	-	-

Selling, general and administrative expenses	1,827,319	$ 979	$ 2,442

Net income (loss) from operations	(1,760,921)	(979)	(2,442)

Other expense
Interest expense	(214,372)	-	-
Loss on disposal of assets	(2,143)	-	-
Compensation and services	(175,500)	3,750	-

Net loss before taxes and extraordinary item	(2,152,936)	(4,729)	(2,442)

Income tax benefit	24,500	-	-

Net loss before extraordinary item	(2,128,436)	(4,729)	(2,442)

Extraordinary item
Foreclosure gain, net of tax of $24,500	47,652	-	-

Net Loss	$ (2,080,784)	$ (4,729)	$ (2,442)
	==============	==============	==============

Basic net loss per share before extraordinary item		$ (0.00263)	$ (0.00206)

Basic net income from extraordinary item		$ -	$ -

Basic net loss per share		$ (0.00263)	$ (0.00206)
		==============	==============

Weighted average shares outstanding		1,813,614	1,183,309
		==============	==============

The accompanying notes are an integral part of these unaudited financial statements

SUNRISE U.S.A. INCORPORATED
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Inception	Three Months	Three Months
	Through	Ended	Ended
	March 31	March 31	March 31
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,080,784)	$ (4,729)	$ (2,442)
Adjustments to reconcile net loss to net cash flows	-
from operating activities	-
Depreciation and amortization	66,672	-	-
Stock issued for services	410,648	-	-
Services provided at no charge to the company	471,229	-	-
Interest rolled into notes	12,681	-	-
Writeoff of formulas and technology	3,669	-	-
Gain on foreclosure, before tax effect	(53,214)	-	-
Expenses incurred by shareholders on behalf of the Company	20,058	-	-
Rent contributed to capital	3,900	300	-
Changes in items of working capital:	-	-	-
Accounts payable	92,517	(224)	2,442
Accrued officer's compensation	33,750	3,750	-
Accrued interest	69,746	-	-

Net cash flows used in operating activities	(949,128)	(903)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets for cash	(10,140)	-	-

Net cash flows used in investing activities	(10,140)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of promissory notes	522,341	-	-
Cash advanced by shareholders	160,247	174	-
Payments on notes payable	(109,737)	-	-
Common stock	386,142	-	-
Capital contributions	446	-	-

Net cash flows from financing activities	959,439	174	-

Net increase (decrease) in cash	$ 171	$ (729)	$ -

CASH, BEGINNING OF PERIOD	-	900	73

CASH, END OF PERIOD	$ 171	$ 171	$ 73
	============	============	============

The accompanying notes are an integral part of these unaudited financial statements

SUNRISE U.S.A. INCORPORATED
(A Development Stage Company)
Notes to the Unaudited Financial Statements

Note 1 - Unaudited Financial Information

The unaudited financial information included for the Three-month interim period ended March 31, 2006 and 2005 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are in the opinion of management, necessary to reflect properly the results of operations for the interim period presented). The results of operations for the Three-month periods ended March 31, 2006 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2006.

Note 2 - Financial Statements and Basis of Presentation

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the report.  For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

The accompanying unaudited financial statements include the accounts of the Company from the date of its incorporation (July 22, 1999) to the present and the accounts of the Company’s predecessor USA Sunrise Beverages, Inc. for the period from its incorporation (August 13, 1990) to September 20, 2002.

Note 3 – Going Concern, Blank Check Company

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

Note 4 – Capital Stock

On February 15, 2006, the Company’s Board of Directors and a majority of the holders of the Company’s voting common stock (the “Consenting Stockholders”) adopted a resolution to (i) amend the Company's Articles of Incorporation to effect a reverse stock split, pursuant to which every thirty-eight (38) shares (the "Old Shares") of the Company's outstanding Common Stock would be exchanged for one (1) new share (the "New Shares") of Common Stock and (ii) to approve and implement the Company’s 2005 Stock Option Plan.  This action was reported on Schedule 14C filed with the Securities & Exchange Commission on February 28, 2006.  The accompanying financial statements have been restated for all periods presented to reflect this reverse stock split.

The Company granted options under the Company’s 2005 Stock Option Plan (the “Plan”) to two consultants for the purchase of 92,000 shares and 120,000 shares of the Company’s post-reverse split common stock at a price of $0.005 per share.  On March 24, 2006 these two consultants exercised their Options and pursuant to the terms of Plan, tendered 920 shares and 1,200 shares, respectively, of the Company’s common stock in exchange for their Option shares.

The Company is a blank check company.  All of the Company’s shares of common stock are being held in escrow pursuant to an Escrow Agreement and a Lock-Up Letter agreement, which prohibit the transfer of these shares in any public transaction. These shares will not be released to the owners thereof unless and until the Company closes on a business combination with an operating company.

As of March 31, 2006 the Company has 2,023,585 shares of post-reverse split voting common stock issued and outstanding.

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

Plan of Operation

The following discussion of the Company's Plan of Operation is limited and should be read in conjunction with the detailed description of the Company' Plan of Operation included in the Company's Annual Report on Form 10-K for the year ending December 31, 2005.

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

Item 3.     Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's President (the principal executive and chief financial officer of the Company) has evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believes that the system is operating effectively to ensure appropriate disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2.     Changes in Securities

The Company filed Amendment No. 3 to its Articles of Incorporation which became effective March 27, 2006.  This Amendment No. 3 implemented a 38 to 1 reverse stock split in the Company’s voting common stock.  See Item 4 and Item 6(b).

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On February 15, 2006, the Company’s Board of Directors and a majority of the holders of the Company’s voting common stock (the “Consenting Stockholders”) adopted a resolution to (i) amend the Company's Articles of Incorporation to effect a reverse stock split, pursuant to which every thirty-eight (38) shares (the "Old Shares") of the Company's outstanding Common Stock would be exchanged for one (1) new share (the "New Shares") of Common Stock and (ii) to approve and implement the Company’s 2005 Stock Option Plan.  This action was reported on Schedule 14C filed with the Securities & Exchange Commission on February 28, 2006.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

For a complete set of Exhibits, reference is made to the Company's Form 10-SB and Form 10-SB Amendment No. 1 and Amendment No. 2, and the Annual Report on Form 10-KSB for the year ended December 31, 2003.

Exhibit Number	Exhibit
3(i)	Certificate Incorporation
3(ii)	Articles of Incorporation – Bylaws
3(iii)	Amendments to Articles of Incorporation
3(iv)	Amendments to Articles of Incorporation October 30, 2003
3(v)	Amendments to Articles of Incorporation March 27, 2006
4.1	Description of Securities
4.1(i)	Sample Common Stock Share Certificate
4.1(ii)	Description of Securities
4.1(iii)	Sample $0.0001 par value Common Stock Share Certificate
4.1(iv)	Share Escrow Agreement
4.1(v)	Form of Lock-Up Agreement
4.2	Resolution to Incorporate Spin-Off
4.3	Resolution for the Transfer of Intellectual Assets
4.4	Resolution Stock Dividend
4.5 *	2005 Stock Option Plan
10.1	Letter of Intent with Paul Miller Sr. Trust Dated March 31, 2003
10.2	Stock Purchase Agreement Among The Purchasers Executing This Agreement and Omar Barrientos and Other Stockholders of USA Sunrise Beverage, Inc. dated September 23, 2002
10.6	Quit Claim Deed and Release dated August 18, 1998 between Dakota Mining and Construction, Inc. and USA Sunrise Beverages, Inc. (3)
10.8	Loan Agreement between Omar Barrientos and USA Sunrise Beverages, Inc. dated January 1, 1994 (3)
10.9	Note Agreement between Dr. Neil Kurti and USA Sunrise Beverages, Inc. dated November 11, 1995 (3)
10.9(i)	Note Satisfaction and Release between Dr. Neil Kurti and USA Sunrise Beverages, Inc. dated September 6, 2002
10.9(ii)	Agreement For Satisfaction and Release between Paul Miller Sr. Trust and USA Sunrise Beverages, Inc. dated September 4, 2002.
10.9(iii)	Satisfaction of Judgment of Dr. Vincent E. Eilers dated January 19, 2004
10.9(iv)	Satisfaction and Release between Tesoro Corporation and USA Sunrise Beverages, Inc. executed June, 2002
31 *	Rule 13a-14(a)/15d-14(a) Certifications
32 *	Section 1350 Certification

* Filed herewith.

(b)  Reports on Form 8-K

The Company’s Amendment No. 3 to its Articles of Incorporation was filed and became effective on March 27, 2006.  The effect of the Amendment was to effect a pare pa su 38 to 1 reverse split in the Company’s common stock.  This event was reported by filing Form 8-K on May 17, 2006.

SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunrise U.S.A. Incorporated

Date	May 15, 2006	/s/ OMAR G. BARRIENTOS
Omar G. Barrientos, President
Principal Financial & Accounting Officer