Form 10QSB
period 2006-06-30
SUNRISE USA INC
filed 2006-08-14
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q SB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 2006

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from _________ to _________

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
2,023,543 shares outstanding as of June 30, 2006.

Transitional Small Business Disclosure Format:   Yes [  ]   No [X]

SUNRISE U.S.A. INCORPORATED

INDEX

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

SUNRISE U.S.A. INCORPORATED
(A Development Stage Company)
Balance Sheet
(Unaudited)

	June 30	December 31
	2006	2005
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$ 199	$ 900

Total current assets	$ 199	$ 900

Total assets	$ 199	$ 900
	============	============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 2,445	$ 42,448
Advances payable - officers advances	22,689	14,258
Accrued payroll - officers compensation	37,500	30,000
Notes payable	-	-

Total current liabilities	$ 62,634	$ 86,706

Total liabilities	$ 62,634	$ 86,706

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 100,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 99,000,000 shares authorized,
1,183,614 shares and 2,023,543 shares
issued and outstanding as of
December 31, 2005 and June 30, 2006 respectively	$ 202	$ 181
Additional paid-in capital	2,360,647	2,320,068
Deficit accumulated during the development stage	(2,423,284)	(2,406,055)

Total stockholders' equity	$ (62,435)	$ (85,806)

Total liabilities and stockholders' equity	$ 199	$ 900
	============	============

The accompanying notes are an integral part of these unaudited financial statements

SUNRISE U.S.A. INCORPORATED
(A Development Stage Company)
Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended		Inception Through
	June 30	June 30	June 30	June 30	June 30
	2006	2005	2006	2005	2006

Revenues		-	-	-	$ 247,066

Cost of sales		-	-	-	180,668

Gross profit (loss)	-	-	-	-	66,398

Selling, general and administrative expenses	8,750	$ 1,928	9,729	$ 4,370	1,836,069

Net income (loss) from operations	(8,750)	(1,928)	(9,729)	(4,370)	(1,769,671)

Other expense
Interest expense		-	-	-	(214,372)
Loss on disposal of assets		-	-	-	(2,143)
Compensation and services	3,750	-	7,500	-	(179,250)

Net loss before taxes & extraordinary item	(12,500)	(1,928)	(17,229)	(4,370)	(2,165,436)

Income tax benefit	-	-		-	24,500

Net loss before extraordinary item	(12,500)	(1,928)	(17,229)	(4,370)	(2,140,936)

Extraordinary item
Foreclosure gain, net of tax of $24,500	-	-	-	-	47,652

Net Loss	(12,500)	$ (1,928)	(17,229)	$ (4,370)	$ (2,093,284)
	==========	===========	==========	==========	==========

Basic net loss per share before extraordinary item	(0.00618)	(0.00163)	(0.00894)	(0.00369)

Basic net income from extraordinary item	-	-	-	-

Basic net loss per share	(0.00618)	(0.00163)	(0.00894)	(0.00369)
	==========	===========	==========	==========

Weighted average shares outstanding	2,023,543	1,183,309	1,927,287	1,183,309
	==========	===========	==========	==========

The accompanying notes are an integral part of these unaudited financial statements

SUNRISE U.S.A. INCORPORATED
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Inception	Six Months	Six Months
	Through	Ended	Ended
	June 30	June 30	June 30
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,093,284)	$ (17,229)	$ (4,370)
Adjustments to reconcile net loss to net cash flows
from operating activities
Depreciation and amortization	66,672	-	-
Stock issued for services	410,648	-	-
Services provided at no charge to the company	471,229	-	-
Interest rolled into notes	12,681	-	-
Writeoff of formulas and technology	3,669	-	-
Gain on foreclosure, before tax effect	(53,214)	-	-
Expenses incurred by shareholders on behalf of the Company	20,058	-	-
Rent contributed to capital	4,200	600	-
Changes in items of working capital:
Accounts payable	92,738	(3)	-
Accrued officer's compensation	37,500	7,500	-
Accrued interest	69,746	-	-

Net cash flows from operating activities	(957,357)	(9,132)	(4,370)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets for cash	(10,140)	-	-

Net cash flows from investing activities	(10,140)	-	(4,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of promissory notes	522,341	-	-
Cash advanced by shareholders	168,504	8,431	4,442
Payments on notes payable	(109,737)	-	-
Common stock	386,142	-	-
Capital contributions	446	-	-

Net cash flows from financing activities	967,696	8,431	4,442

Net increase (decrease) in cash	$ 199	$ (701)	$ 72

CASH, BEGINNING OF PERIOD	-	900	73

CASH, END OF PERIOD	$ 199	$ 199	$ 145
	============	============	============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -
Supplemental Schedule of Non-cash Investing and Financing Activities:
For the six months ended June 30, 2006	None
For the six months ended June 30, 2005	None

The accompanying notes are an integral part of these unaudited financial statements

SUNRISE U.S.A. INCORPORATED
(A Development Stage Company)
Notes to the Unaudited Financial Statements

Note 1 - Unaudited Financial Information

The unaudited financial information included for the Six-month interim period ended June 30, 2006 and 2005 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented). The results of operations for the Six month period ended June 30, 2006 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2006.

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

The Company entered into a Share Exchange Agreement dated June 7, 2006 which provides for a business combination with Pukka USA, Inc. a Utah corporation engaged in the business of developing, manufacturing and distributing electric vehicles aimed at revolutionizing the transportation industry (the “Pukka Acquisition”).  See Note 5 below.

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

As of June 30, 2006 the Company has 2,023,543 shares of post-reverse split voting common stock issued and outstanding.  Pursuant to the terms of the Pukka Acquisition the Company has reserved 31,000,000 shares of common stock for issuance upon the closing of the transaction.

Note 5 – Pukka Acquisition

The Company has entered into a Share Exchange Agreement dated June 7, 2006 (the “Exchange Agreement”) with Pukka USA, Inc. a Utah corporation.  Pursuant to the Exchange Agreement, Sunrise will acquire all of the shares of Pukka in exchange for the issuance of 31,000,000 unissued shares of the Company’s common stock.  The Share Exchange is subject to certain conditions, not all of which have been satisfied as of June 30, 2006.  As of the date of filing hereof, the parties to the Share Exchange Agreement have executed an extension of closing thereof until August 15, 2006, and the Company anticipates that this transaction will close on or before that date.  Upon consummation of the Share Exchange, Pukka will thereafter be treated as the accounting parent for financial statement purposes, although Pukka will, in fact be a wholly-owned subsidiary of the Company.

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

Plan of Operation

The following discussion of the Company's Plan of Operation is limited and should be read in conjunction with the detailed description of the Company' Plan of Operation included in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2005.

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

Item 5.     Other Information - None.

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

For a complete set of Exhibits, reference is made to the Company's Form 10-SB and Form 10-SB Amendments No. 1 through 5, and the Annual Report on Form 10-KSB for the year ended December 31, 2005.

Exhibit Number	Exhibit
31 *	Rule 13a-14(a)/15d-14(a) Certifications
32 *	Section 1350 Certification

* Filed herewith.

(b)  Reports on Form 8-K

The Company’s Amendment No. 3 to its Articles of Incorporation was filed and became effective on March 27, 2006.  The effect of the Amendment was to effect a 38 to 1 reverse split in the Company’s common stock.  This event was reported by filing Form 8-K on May 17, 2006.

SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunrise U.S.A. Incorporated

Date	August 10, 2006	/s/ OMAR G. BARRIENTOS
Omar G. Barrientos, President
Principal Financial & Accounting Officer