Form 10QSB
period 2006-09-30
Hybrid Dynamics CORP
filed 2006-11-14
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q SB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2006

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-50370

HYBRID DYNAMICS CORPORATION
(Exact name of small business issuer in its charter)

State of Nevada                                                   33-1041835
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                       Identification No.)

892 North 340 East, American Fork, UT  84003
(Address of principal executive offices)

(801) 756-5831
(Issuer's telephone number)

Sunrise U.S.A. Incorporated
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

24,215,695 shares outstanding as of November 13, 2006. -

Transitional Small Business Disclosure Format:     Yes [  ]   No [X]

HYBRID DYNAMICS CORPORATION
(fka SUNRISE U.S.A. INCORPORATED)

INDEX

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

HYBRID DYNAMICS CORPORATION
(fka SUNRISE U.S.A. INCORPORATED)
And Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)

September 30, 2006 (Unaudited)
ASSETS
Current Assets
Cash	$9,640
Accounts Receivable	15,202
Less: Allowance for doubtful accounts	(8,901)
Common stock subscription receivable	75,000
Inventory	4,564
Employee Advances	3,500

Total Current Assets	99,005

Equipment	7,078
Less: Accumulated Depreciation	(2,545)

Total Equipment	4,533

Patents	8,821
Less: Accumulated Amortization	(949)

Total Patents	7,872

Total Assets	$111,410
==============

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
Accounts Payable	$173,580
Accrued wages & payroll taxes - officers	160,822
Accrued Expenses	7,802
Note payable	15,000

Total Current Liabilities	357,204

Deferred Income	43,400

Long-term Liabilities
Line of credit	2,119
Notes payable to officers	35,889

Total Long-term Liabilities	38,008

Total Liabilities	438,612

Stockholders Equity
Preferred stock 1,000,000 shares authorized none issued and outstanding
Common stock $0.00015 par value 99,000,000 shares authorized 24,215,695 issued and outstanding	3,332
Common stock subscribed 2,000,000 shares ($0.00015 par value)	81,600
Additional paid in capital	550,008
Accumulated Deficit	(962,142)

Total Stockholders Deficit	(327,202)

Total Liabilities and Stockholders Equity	$111,410
==============

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYBRID DYNAMICS CORPORATION
(fka SUNRISE U.S.A. INCORPORATED)
And Subsidiaries
Condensed Consolidated Statement of Operations
(Unaudited)

	3 Months Ending September 30		9 Months Ending September 30
	2006	2005	2006	2005

Revenues	$4,982	$10,001	$19,553	$226,543
Cost of Goods Sold	4,758	28,082	11,363	142,730

Gross Profit	224	(18,081)	8,191	83,813

Operating Expenses
General and Administrative	164,743	17,450	408,246	48,448
Stock based compensation	-	-	384,000	-
Marketing	-	-		-
Bad Debt Expense	-	-	2,184	-
Amortization	138	-	414	-
Depreciation	354	-	2,184	-

Total Operating Expenses	165,235	17,686	797,028	48,448

Other Expenses
Interest Expense	399	333	1,596	1,154
Reverse acquisition	79,975	-	79,975	-

Net Income (Loss)	$(245,384)	$(35,864)	$(870,408)	$34,211
	===========	===========	===========	===========

Basic net income (loss) per share	$(0.0100)	$(0.0030)	$(0.0355)	$0.0028
	===========	===========	===========	===========

Weighted average shares outstanding	24,490,691	12,135,000	24,490,691	12,135,000
	===========	===========	===========	===========

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYBRID DYNAMICS CORPORATION
(fka SUNRISE U.S.A. INCORPORATED
And Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	9 Months Ending September 30
	2006	2005

Cash Flows from Operating Activities
Net (Loss) Income	$(870,408)	$34,211

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	1,948	-
Issuance of stock for services & interest	290,088	-
Issuance of warrants for services	94,320	-
Reverse acquisition	20,499	-

Changes in assets and liabilities
Accounts receivable	(4,544)	(60,222)
Allowance for doubtful accounts	2,184	(30,579)
Employee advances	(3,500)	-
Inventory	4,564	137,948
Accrued expenses	59	(16,094)
Accrued wages and taxes payable	160,822	-
Accounts payable	114,713	(63,048)

Net cash provided (used) by Operating Activities	(187,757)	2,216

Cash Flows from Investing Activities
Purchases of assets	-	-

Net Cash used by Investing Activities	-	-

Cash Flows from Financing Activities
Note payable to shareholder	15,000	-
Payments on line of credit	(1,859)	(5,830)
Issuance of stock for cash	125,000	-
Increase in deferred income	43,400	-
Cash received on stock subscription	6,600	-

Net cash used by Financing Activities	188,141	(5,830)

Net (Decrease) Increase in Cash	384	(3,614)

Cash at Beginning of Period	9,256	27,618

Cash at End of Period	$9,640	$24,004
	============	============

Supplemental Disclosure Information of Cash Flow Information
Cash paid during the period for:
Interest	None	None
Income taxes	None	None
Supplemental Schedule of Non-cash Investing and Financing Activities
For the period ended September 30, 2006	14,258	None
For the period ended September 30, 2005	None	None

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYBRID DYNAMICS CORPORATION
(fka SUNRISE U.S.A. INCORPORATED)
And Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 - Unaudited Financial Information

The unaudited financial information included for the nine-month interim period ended September 30, 2006 and 2005 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented). The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2006.

Note 2 - Financial Statements and Basis of Presentation

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in this report.  For a complete set of footnotes, reference is made to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 21, 2006 and the audited financial statements included therein.

The accompanying unaudited financial statements include the accounts of the Company, the accounts of its wholly owned subsidiary Pukka USA, Inc. (as the accounting parent of the consolidated group) and the accounts of Red Iron Group LLC a company under common control.

Note 3 – Going Concern

Our current operating funds are less than necessary for commercialization of our planned products, and therefore we will need to obtain additional financing in order to complete our business plan. We anticipate that up to $2,000,000 of additional working capital will be required over the next 12 months for market introduction of these products through joint venture partners or otherwise. We do not have sufficient cash on hand to meet these anticipated obligations.

We do not currently have any arrangements for financing and we may not be able to find such financing if required.  Obtaining additional financing would be subject to a number of factors, including investor sentiment.  Market factors may make the timing, amount, terms or conditions of additional financing unavailable to us.  Our continuation as a going concern is dependent upon continued financial support from our shareholders and other related parties.

Note 4 – Reverse Acquisition

Sunrise U.S.A. Incorporated (“Sunrise”) entered into a Share Exchange Agreement with Pukka USA, Inc. (“Pukka”) and its shareholders on June 7, 2006.  This transaction was consummated on August 15, 2006 whereupon Sunrise issued 31,000,000 shares of its $0.0001 par value common stock in exchange for 100% of the issued and outstanding capital stock of Pukka.  Upon closing, the then officers and directors of Sunrise resigned and the persons designated by Pukka were appointed as the replacement officers and directors.  Upon closing the shareholders of Pukka received 93.87% of the post-closing voting common stock of Sunrise (the “Reverse Acquisition”).

The accompanying unaudited consolidated financial statements include the accounts of Pukka as the accounting parent of the consolidated group.  Accordingly, the assets and liabilities of Pukka are stated at their historic cost.  The Reverse Acquisition has been accounted for as a purchase with Pukka as the purchaser.  The deemed purchase price of Sunrise (the purchased company) is $79,975 representing $24,935 of net liabilities of Sunrise assumed in the purchase plus $55,040 as the fair value of the shares of common stock owned by the original shareholders of Sunrise.  At the time of acquisition, Sunrise was a blank check shell company with minimal assets and the purchase price of $79,975 has been expensed in the accompanying unaudited consolidated financial statements in the period ending September 30, 2006.

Note 5 – Shareholder Actions

On September 21, 2006 our Board of Directors and the holders of a majority of the issued and outstanding shares of our capital stock entitled to vote on the matter, approved the following corporate actions in lieu of a meeting pursuant to Section 78.320 of the Nevada General Corporation Law:

1.    Reverse common stock split - The grant of discretionary authority to our board of directors to implement a reverse split of the issued and outstanding shares of our common stock on the basis of three (3) shares of the Company's outstanding $0.0001 par value Common Stock converted to two (2) shares of $0.00015 par value Common Stock to occur upon the filing of amendment to our Articles of Incorporation with the Secretary of the State of Nevada.

2.    Authority to issue preferred stock in series - An amendment to our Articles of Incorporation to grant discretionary authority to our board of directors to issue our authorized shares of Preferred Stock in series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof.

3.    Name change - An amendment to our Articles of Incorporation to provide for the Change in our corporate name from Sunrise U.S.A. Incorporated to Hybrid Dynamics Corporation.

4.    Adoption of the Company’s 2006 Qualified Incentive Stock Option Plan.

Our Definitive Schedule 14C, Information Statement was mailed to our shareholders and filed with the Securities and Exchange Commission on October 5, 2006 and these actions become effective on November 8, 2006.

Note 6 – Common Stock

As of September 30, 2006, the Company has 36,323,543 shares of its $0.0001 par value Common Stock issued and outstanding including 3,000,000 shares subscribed for.  The Company filed an Amendment to its Articles of Incorporation increasing the par value of its Common Stock to $0.00015 per share thus affecting a reverse split on the ratio of 3 $0.0001 par value shares to 2 $0.00015 par value shares, which became effective on November 8, 2006.  Accordingly, the Company has 24,215,695 shares of $0.00015 par value common stock outstanding.

The Company has granted registration rights to the holders of 13,604,238 shares of the Company’s $0.00015 par value common stock under the terms of a Registration Rights Agreement dated June 7, 2006.  In addition, the holders of 8,333,334 shares of $0.00015 par value Common Stock although participants in the Registration Rights Agreement are subject to resale restrictions pursuant to the terms of a Lock-Up/Leak-Out Agreement dated June 7, 2006.

Note 7 – Related Party Transactions

On August 31, 2006, Sunrise U.S.A. Incorporated (the "Company") entered into a Purchase Agreement (the "Agreement") between the Company and Omar Barrientos in which the Company agreed to repay advances of $14,258 (the “Advances”) made by Mr. Barrientos to the Company by the issuance to Mr. Barrientos of 300,000 shares of the Company’s $0.0001 par value common stock (200,000 fully paid and non-assessable shares of the post-reverse split restricted $0.00015 par value common stock of the Company) (the "Repayment Shares") in full payment of the Advances.  The Company also agreed to register the Repayment Shares upon the filing of a registration statement made in accordance with the terms of the Registration Rights Agreement dated June 7, 2006 between the Company, Mr. Barrientos and other Company shareholders.  These shares are not included in the total number of shares covered by the Registration Rights Agreement described in Note 6 above.

On August 31, 2006, the Company entered into an agreement with Garden Rise Investments LTD LLC (“Garden Rise”), an Ohio limited liability company, who agreed to pay the Company $125,000 in exchange for 3,000,000 shares of the Company’s $0.0001 par value common stock (2,000,000 shares of the Company’s post-reverse split $0.00015 par value common stock) (the “Garden Rise Shares”) and a Royalty Agreement. The Company received $50,000 of the subscription amount on September 1, 2006 and the remaining $75,000 on October 3, 2006.  The accompanying unaudited consolidated financial statements include $75,000 of subscription receivable and has allocated $81,300 as the fair value of Garden Rise Shares subscribed for and $43,400 in respect of the Royalty Agreement.  The members of Garden Rise include Birchwood Capital Advisors Group, Inc. and Legend Merchant Group, Inc., who are also advisors and affiliate shareholders of the Company.  The Company also agreed to piggy-back registration of the Garden Rise Shares upon the Company’s filing of a registration statement made pursuant to any security holder’s exercise of any demand registration rights (including, but not limited to, the Registration Rights Agreement dated June 7, 2006 between the Company and Company shareholders).  These shares are not included in the total number of shares covered by the Registration Rights Agreement described in Note 6 above.

Pursuant to the Royalty Agreement the Company will pay Garden Rise an amount equal to three percent (3%) of defined net revenues beginning January 1, 2007 (the “Royalty”).  The Royalty is payable quarterly and expires at the end of the tenth year from the first year following a year in which the Company’s net revenues first exceed $4,000,000. At any time during the term of the Royalty Agreement, Garden Rise may elect to convert the remaining Royalty to shares of the Company’s common stock (with the same piggy-back registration rights afforded the Garden Rise Shares as described in the preceding paragraph) at the rate of twenty-five cents per share based on the number of calendar quarters in the remaining term (not to exceed 40) multiplied by the amount of the Royalty payable in the immediately preceding calendar quarter. The accompanying unaudited condensed consolidated financial statements include $43,400 as the fair value of the Royalty Agreement and will recognize as royalty expense the payments due under the agreement and will recognize the deferred income of $4,340 per year ratably over the 120 month term of the agreement as a reduction of the associated royalty expense beginning January 1, 2007.

On October 13, 2006 the Company entered into Key Employee Agreement with each of the Company’s three principal executive officers.  The terms of the 3 Key Employee Agreements are identical, and provide that the executive officers are employed on an “at will” basis at an annual rate of compensation of $108,000 for each of the Company’s President and Chief Operating Officer and $90,000 for the Company’s Treasurer.  The Key Employee Agreements provide that any intellectual property originated by the executives during the term of the agreements shall be the property of the Company.

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

Plan of Operation

OVERVIEW OF CURRENT BUSINESS

In the past, our business was the design, manufacturing, and distribution of light electric vehicles. At present, we are expanding our business interests in two areas: First, we have several hybrid-vehicle technologies under development, including a new type of electric-motor control, a hydraulic regenerative braking system, and a hybrid-vehicle architecture based on a three-motor paradigm. Second, we are moving from the LEV market into a segment of the licensed vehicle market, specifically, two and three-wheeled vehicles, which are classified in the USA and most other countries as scooters/motorcycles.  Our emphasis will be application of our proprietary hybrid technologies to these two/three-wheeled vehicles.

We have filed three provisional patent applications. Formal patent filings will be made on two of these provisional applications in the fourth quarter of 2006. An updated provisional filing will also be made for one of the three filings in the fourth quarter of 2006, and a formal filing will be made for this provisional application in 2007.

During the fourth quarter of 2006 and the first quarter of 2007, we will finish prototyping of our first hybrid vehicle, a series hybrid street scooter, which we intend to feature a 3 KW DC, brushless motor; a traction-style, continuously variable transmission; and a bio-fuel ready, diesel engine powering an onboard charging system. We expect to complete development of these device in 2007, as well as complete preparation for manufacturing in 2007.

Marketing of these products will begin in 2008. As a primary strategy, we will focus on Tier 1 retailers in North and South America during 2008, which dealers are typically organized in large purchasing cooperatives.

We will also proceed with development of our regenerative braking system and motor control system during the remainder of 2006 and 2007. Development of these systems is, in part, dependent on our ability to secure licensing rights to certain relevant technologies. We are currently negotiating with two different manufacturers which have such technologies.

RECENT DEVELOPMENTS.

In the fourth quarter of 2006, we intend to move our operations into a new facility in Bluffdale, Utah. This new facility, which consists of approximately 3,000 square feet of office space and 4,000 square feet of shop space, should satisfy our immediate needs for the next two to three years.

OUTLOOK

Many industry analysts agree that fuel prices will continue to increase in coming years, a forecast based on inelastic world supplies versus an increasing global demand, especially among developing nations, in conjunction with political unrest in many of the world's largest oil producing regions. Already these conditions have lead to a sharp increase of fossil fuel prices over the past two years, which increase has catalyzed a burgeoning market for new technologies designed to increase fuel economy in commuter, as well as, commercial vehicles.

The adoption of highly fuel-efficient street scooters throughout much of the world, including the USA, has been accelerated. Furthermore, recent trends indicate an emerging market segment of micro automobiles throughout much of the world. Smart Car, perhaps the largest brand in the micro-car segment, has recently announced its move into North America. Other brands such as GEM and Reva, an Indian manufacturer of micro, electric cars, are expanding operations.

The viability of our business is reliant on the continuity of market expansion for hybrid vehicle technologies. A collapse in world fuel prices would negatively affect our core business. Conversely, steadily increasing fuel prices will positively affect our core business.

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

PART II     OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

See Item 6(b) below.

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

On September 21, 2006, the Company’s Board of Directors and a majority of the holders of the Company’s voting common stock (the “Consenting Stockholders”) adopted a resolution to (i) amend the Company's Articles of Incorporation to effect a reverse stock split, pursuant to which every three (3) shares (the "Old Shares") of the Company's $0.0001 par value outstanding Common Stock would be exchanged for two (2) new shares (the "New Shares") of the $0.00015 par value Common Stock, (ii) to grant authority to the Company’s board of directors to specify and issue its shares of authorized preferred stock in series, (iii) change the name of the Company from Sunrise U.S.A. Incorporated to Hybrid Dynamics Corporation, and (iv) to approve and implement the Company’s 2006 Qualified Incentive Stock Option Plan.  This action was reported on Definitive Schedule 14C filed with the Securities & Exchange Commission on October 5, 2006.  The Company filed an Amendment to its Articles of Incorporation with the Nevada Secretary of State, and these actions become effective on November 8, 2006.

Item 5.   Other Information

The Company has entered into a Key Employee Agreement with each of its three principal executive officers.  See Item 6 hereto.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Exhibit
3.5 *	Certificate of Amendment No. 4 to Articles of Incorporationdated October 25, 2006
99.1 *	Key Employee Agreement with Paul Resslerdated October 13, 2006
99.2 *	Key Employee Agreement with Leonard DuCharmedated October 13, 2006
99.3 *	Key Employee Agreement with Darren Jensendated October 13, 2006
31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial & Accounting Officer
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Accounting Officer

* Filed herewith.

(b) Reports on Form 8-K

On April 17, 2006 the Company filed a current report on Form 8-K to report Amendment No. 3 to its Articles of Incorporation.

On June 13, 2006 the Company filed a current report on Form 8-K to report entry into a material agreement for the acquisition of Pukka USA, Inc.

On August 21, 2006 the Company filed a current report on Form 8-K to report the acquisition of Pukka USA, Inc. including Form 10SB information in respect of the acquired company.

On September 7, 2006 the Company filed a current report on Form 8-K to report that the Company entered into a Subscription for the sale of common stock and Royalty Agreement.

SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYBRID DYNAMICS CORPORATION

Date	November 14, 2006	/s/ LEONARD DUCHARME
Leonard DuCharme, CEO
Principal Executive Officer

Date	November 14, 2006	/s/ DARREN JENSEN
Darren Jensen, Treasurer
Principal Accounting Officer