Form 10KSB
period 2006-12-31
HYBRID DYNAMICS CORP
filed 2007-05-31
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2006

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50370

HYBRID DYNAMICS CORPORATION
(Name of Small Business Issuer in its charter)

State of Nevada                                              33-1041835
         (State or other jurisdiction of                 (I.R.S. Employer Identification No.)
Incorporation or organization)

892 North 340 East, American Fork UT                84003
(Address of Principal Executive Offices)              (Zip Code)

Issuer's telephone number (801) 756-5831

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.00015 PAR VALUE
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

Yes [X]   No [  ]

State Issuer’s revenues for its most recent fiscal year:  $20,776.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of May 25, 2007: $0

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

As of May 25, 2007 there were 24,215,695 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

HYBRID DYNAMICS CORPORATION

INDEX

PART I

Item 1.     Description of Business

The Company

Hybrid Dynamics Corporation (“Hybrid”), (fka as Sunrise U.S.A., Incorporated), was incorporated on July 22, 1999 in the State of Nevada and is a non-operating holding company.  Pukka USA, Inc. (“Pukka”) was originally formed as Pukka USA, LLC, a Utah limited liability company, on November 21, 2002 and converted under Utah law to a Utah corporation, on February 2, 2006.  Red Iron Group, LLC (“RIG”) is a Utah limited liability company commonly controlled by the shareholders and management of Pukka.  Hybrid, Pukka and RIG are collectively referred to hereafter as the “Company”.

On August 15, 2006, Hybrid, Pukka and the shareholders of Pukka closed upon a Share Exchange Agreement whereby the shareholders of Pukka exchanged 100% of their shares of Pukka common stock for 93.87% of the post-closing issued and outstanding shares of Hybrid, with Pukka thereby becoming a wholly owned subsidiary of Hybrid.

Our Business

The Company manufactures and distributes recreational electric vehicles and develops motor-control systems and hybrid drive-train technologies for use in electric and hybrid motorized vehicles.

Our Principal Product

The Company’s revenue has been derived from the sale of an electric mini-bike known as the Pukka GX400C.  Sales of this product, though originally strong, have declined from $885,046 in 2004 to $231,151 in 2005 and have continued to decline further in 2006.  The decline was brought about by the imposition of restrictions by various state and local authorities on the use of unlicensed motorized vehicles on public roads and streets.  Though there is no restriction on the use of these products on private property, public roadway restrictions limit their usefulness and serve to reduce the market for products of this type.

Our Proprietary Technologies

We have developed four (4) patent pending motor-control systems and hybrid drive-train technologies for use in electric and hybrid motorized vehicles which we believe to be unique in the application of the following:

  On December 1, 2005 we filed a patent application for a maximum efficiency control device (“MEC”) that will allow an electric motor to run more efficiently by operating at or near it peak operating limit for a higher percentage of total operating time.

  On November 3, 2005 we filed a patent application for a hydraulic regenerative braking system (“HRB”) for capturing a moving vehicle’s kinetic energy for use in braking or battery recharging.  An update to this patent application was file on December 12, 2005.

  On November 3, 2005 we filed a patent application for an integrated extended range propulsion system (“ERT”) linking three drive motors to the same transmission.

  On October 4, 2004 we filed a patent application for a split-rim wheel (“Split-Rim”) that encapsulates a multi-speed planetary gear type transmission for light vehicles having small diameter wheels and small motors.

All of the foregoing patents were applied for in the name of one or more of our founders in 2004 and 2005.  Each patent was assigned to the Company on December 15, 2005.

Proprietary Technology Commercial Initiatives

MEC (Maximum Efficiency Control)

MEC’s basic motor-control architecture is in place.  Work will proceed on transmission control circuitry throughout Q3 and Q4 of 2007.  The commercialization of MEC technology will commence in Q3 of 2008 with the anticipated release of the Pukka HX 3.0 hybrid street scooter (see Our Two-Wheeled Vehicle Products, below), a product, which based on its MEC control circuitry and its planned gear-based CVT drive train, will, in itself, constitute a significant improvement in the state of the art for two-wheeled, personal-transportation devices.

The HX 3.0 will enter the market as a Tier 2 product (meaning it will not be distributed under one of the big four Japanese labels as a Tier 1 product), and will, therefore, we believe will be a compelling product for thousands of Tier 1 dealers in the US as well as in international markets, who largely rely on Tier 2 products for margin expansion.  The HX 3.0, in addition to a higher margin and lower retail price point, will offer comparable fit and finish to big-brand offerings and should provide superior performance.  The basic architecture and system design of the HX 3.0 will serve as the basis for Hybrid Dynamics’ other two-wheeled products.

HRB (Hydraulic Regenerative Braking)

The HRB system’s hydraulic architecture is in place. Work will commence on HRB control circuitry, which must be interlaced with MEC circuitry.

HRB, which within the Hybrid Dynamics’ paradigm for multi-motor drive-train design, functions (1) as a support system for MEC and (2) as a support system for the battery regeneration system, will be commercialized in 2009 on the Pukka ST 2—a three-wheeled, personal transportation device featuring an enclosed cockpit and a solar, battery-regeneration system. The ST2, which should have an initial range of 40 miles and a solar recharging time of approximately four hours, depending of available sunlight, will be for many commuters the world over, a genuine zero-emissions transportation solution.  For commuters requiring additional range, the ST2’s hybrid capability will allow unlimited range.

Intended primarily for International distribution in countries where three-wheeled vehicle designs are already entering early majority, consumer markets, the ST2 is the logical evolutionary path for Hybrid Dynamics, because the ST2, throughout much of the world, will be classified as a scooter, rather than as an automobile. This designation is important, given Hybrid Dynamics’ current evolutionary state.

ERT (Extend Range Technology)

The core of the ERT architecture is RPM modulation technology that will allow three discreet drive motors, each operating with significantly different rotational output, to adopt the same power path into a continuously variable transmission.

ERT development is largely dependent on the MEC and HRB systems. Furthermore, ERT, while it may be implemented on three-wheeled vehicles, such as the ST2, is better suited for larger, four-wheeled vehicles.  Consequently, the bulk of the ERT design work will occur following the release of the ST2 in 2009. Commercialization of ERT will most likely happen via license agreements with existing automobile manufacturers.

Split-Rim Wheel

The split-rim technology is designed specifically to allow manufacturers of small, non-street-legal vehicles utilizing small wheels of less than 10 inches in diameter to apply off-the-shelf, hub-style planetary gear sets as multi-speed transmissions.  This technology could be licensed to manufacturers of such technologies as early as Q1 2008.

Our Two-Wheeled Vehicle Products

The Company has begun its transition from light electric vehicles to the hybrid street scooter market. At present, approximately 120 GX400C units are available to dealers through Pukka South Distributing of Tyler, Texas, which markets the product and fills dealer orders as and when received.  The Army & Air Force Exchange Service (AAFES) is selling its remaining inventory and continues to service its customers. Approximately, 20 boutique dealers nation-wide distribute the GX400C. The estimated inventory in these dealers is about 45 units.  However, the Company intends to discontinue this line of product.  Rather, the Company intends to introduce a new line of two-wheel products in 2008, all of which we anticipate will be operable on public streets.  We have entered into discussions with the AAFES rep, who has expressed a desire to distribute our new line of products, and we expect them to join our top five US dealers in a product beta testing program.

We intend to introduce three models which we have tentatively designated as the Pukka SX 1.5, HX 2.0, and HX 3.0. These models are described in some detail below. We have entered into discussions with the manufacturer of the GX400C for the manufacturing of some of the sub-systems and components of these units, as well as for final assembly of the units. However, most of the components and sub-systems used in these units will be sourced from existing manufacturers in Asia, for example, hydraulic disk brakes and suspension forks and shocks.

We do not have sufficient capital on hand to finance the expansion of our product lines and will require securing an additional source or sources of financing. We anticipate issuing additional debt or equity securities to finance such purchases and there is no assurance that we will be able to obtain such financing or if such financing is available that it will be available on acceptable terms.

All Hybrid Dynamics scooters, which we expect will be marketed under the Pukka brand, will be street legal in all fifty states, and will meet or exceed all EPA air quality standards.

Pukka SX 1.5

The Pukka SX 1.5 is planned to be a small, light-weight (around 150 lbs) DOT-compliant electric street scooter. The SX 1.5 is designed to fill a broadening gap in the light-vehicle market for a zero-emissions vehicle for a reasonable price. A planned option for the SX 1.5 is an onboard solar charging system. For millions of consumers the world over, the solar version of the SX 1.5 should represent the first fully functional, production vehicle that requires zero energy expense, requiring no combustible fuel and no AC recharging.

Pukka HX 2.0

The Pukka HX 2.0 is a hybrid street scooter designed for smaller, lighter-weight riders who want a cutting-edge scooter at a reasonable price. Among the HX 2.0’s planned standard equipment are a brushless motor and an on-board generator powered by a bio-diesel compliant ICE. While the HX 2.0 should sell well in the US, it is positioned perfectly for offshore markets where the price of gasoline/diesel fuel is a significant deterrent to personal transportation.

Pukka HX 3.0

The Pukka HX 3.0 is a hybrid street scooter designed to outperform traditional scooters in its class while significantly improving on fuel economy, the HX 3.0’s planned standard equipment includes a brushless motor and an on-board generator powered by a bio-diesel capable ICE.

While providing performance characteristics that should exceed the current worldwide-standard in street scooters (the 49cc two-stroke) the HX 3.0 should also easily meet environmental compliance regulations set by regulatory bodies in the major markets around the world. The HX 3.0 should be positioned perfectly for the broad, world-wide street scooter market.

Distributing Our Two-Wheeled Vehicle Products

We intend to distribute our two-wheeled vehicles through our direct and indirect relationships with motor sports vendors as well as through retail stores.  Since 2002, Pukka has established direct relationships with numerous motor-sports vendors in the United States and Canada. Through relationships with manufacturer representative groups we have also established indirect relationships with thousands of additional dealers in the United States and internationally. In addition, we have an ongoing relationship with the Army and Air Force Exchange Service—one of the largest retailers in the world—which sells our products through its system of “PX” stores.  Furthermore, one of Pukka’s goals is to develop its technology so as to incorporate it into automobiles for licensing to automobile manufacturers.

Manufacturing of Our Two-Wheeled Vehicle Products

None of our products will incorporate components that we believe will pose sourcing problems. Our primary manufacturing partner is Nortek (Macao Commercial Offshore) Limited (“Nortek”), a company with multiple manufacturing facilities in southeast China. We consider Nortek a close partner and ally since 2002, having built a mutual level of respect and trust. Nortek is the sole manufacturer of Pukka’s current line of products and its principal is an equity holder in the Company.

Competition

Pukka faces intense competition throughout the world for its products and technologies from current manufacturers of two-wheeled vehicles and automobiles as well as from new, emerging, vehicle manufacturers. On the market today throughout the world there are many reasonable-quality, low-cost, light gasoline-powered vehicles that have proven popular, such as scooters from Kymco and Honda, as well as multiple brands from Chinese manufacturers.  Because the market is growing rapidly, we believe that room exists for additional products, especially high-technology, premium-quality products. Since we believe that cost will be an important factor in gaining market acceptance of any of our products, we intend to manufacture our products in Asia in order to hold down our manufacturing costs.

We will also face heavy competition from both domestic and international companies in terms of commercializing, either on our own or by a licensing, micro automobiles that incorporate our proprietary technologies. The Smart Car brand from Europe is a likely competitor or licensee in the micro-car market. GEM, a division of Daimler Chrysler, is another competitor or licensee in the micro-car market. Reva, a micro electric car manufactured in India, could be another potential competitor or licensee. Virtually all major car companies are now selling multiple models of hybrid vehicles and all of these companies are continuing in their development efforts towards new hybrid technologies. These companies have greater financial, engineering, manufacturing, and marketing resources than we do. In addition, we face competition from smaller emerging companies that may be focusing their development efforts on technologies similar—or even superior—to ours.  We are not aware of any of these companies having adopted our integrated, three-motor approach to hybrid propulsion.  However, escalating fuel prices will likely catalyze the development of many new transportation technologies aimed at reducing fuel costs.

We believe that the patents we have applied for and our early entry into the hybrid-propulsion market will provide us with a competitive advantage. However, our long-term success will depend on whether we are able to develop superior products and market them effectively.

Research and Development

Since 2002, the founders have invested more than four years of full-time labor in developing the company’s catalog of intellectual properties as well as its distribution network and manufacturing relationships. However, the Company continues to require additional funding to support its ongoing development of our technologies.  In fact, several of our technologies are at early stages of development and require further work before completion. If we fail to invest in research and development, our products could become less competitive and less attractive.

Governmental Regulations

Vehicles intended for use on public roadways must satisfy regulations implemented by the United States Department of Transportation (“DOT”) and by the corresponding agencies in other countries.

Our vehicles are also subject to environmental regulations. In the United States, the Environmental Protection Agency has implemented new engine emissions standards that will go into effect during 2006. It will be difficult, and in many cases impossible, for two-stroke engines to meet these standards. These new standards present a competitive advantage for us, since two-stroke engines power many of our competitors’ light vehicles.  None of our products are intended to be powered by two-stroke engines.

The market for our light electric vehicle GX400C has recently decreased in certain markets, primarily due to the passage of laws in some jurisdictions that limit the use of vehicles like the GX400C on public roadways. However, we expect that our future products will meet the requirements of the DOT for road travel.

Item 2.     Description of Property

The Company is the owner of certain proprietary technologies for which United States patents have been applied for.

Item 3.     Legal Proceedings

None.

Item 4.     Submission of Matters to a Vote of Security Holders

On February 15, 2006, by written consent of shareholders owning a majority of the Company’s issued and outstanding shares and without meeting, shareholders approved an amendment to the Company’s Articles of Incorporation which would implement a 1 for 38 para pe su reduction in the Company’s issued and outstanding common stock (the “February Reverse Stock Split”) and adoption of the Company’s 2005 Stock Option Plan.  The Company filed Form 14C Information Statement with the Securities & Exchange Commission on February 28, 2006.

On September 21, 2006, by written consent of shareholders owning a majority of the Company’s issued and outstanding shares and without meeting, shareholders approved an amendment to the Company’s Articles of Incorporation which would (i) implement a 2 for 3 para pe su reduction in the Company’s issued and outstanding common stock (the “September Reverse Stock Split”) by increasing the par value of the Company’s common stock from $0.0001 per share to $0.00015 per share, (ii) authorize the Board of Directors to provide for the issuance of the Company’s preferred stock in series on such terms as they may designate, (iii) changed the name of the Company to Hybrid Dynamics Corporation and (iv) approved the Company’s 2006 Qualified Stock Option Plan.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

(a)     Market Information.  As of March 31, 2007, no public market exists for the Company's shares of common stock. The Company has provided information to a broker dealer for responses to requests for additional information by the National Association of Securities Dealers, Inc. (“NASD”) upon their review of the broker dealer’s application for quotation of our common stock on the OTC Bulletin Board.  Management does not know if, or when, NASD will approve the application or if approved, that a market will develop for the Company's shares.

(b)     Holders.  As of March 31, 2007, there were 119 record holders of the Company’s common stock with 24,215,695 shares of $0.00015 par value common stock issued and outstanding.

(c)     Dividends.  During the last two fiscal years, no cash dividends have been declared on the Company’s common stock and management does not anticipate that dividends will be paid in the foreseeable future.

(d)     Securities authorized for issuance under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (i)	925,333	N/A	925,333

Equity compensation plans not approved by security holders	None	N/A	None
Total

----------------
(i)     Includes the aggregate of all options that may be granted pursuant to the terms of the Company’s 2005 Stock Option Plan and 2006 Qualified Stock Option Plan.

(ii)     The Company has no plans or agreements for the issuance of shares of common stock under any compensation plan or individual compensation arrangement other than upon the exercise of an option, warrant or right.

The Company has no compensation plan under which equity securities of the Company are authorized for issuance that was adopted without the approval of security holders.

Item 6.     Management’s Discussion and Analysis

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the accompanying notes thereto included in this prospectus. This Management’s Discussion and Analysis includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions, and based upon the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms.

Potential risks and uncertainties include, among other things, such factors as: (i) we may be dependent on foreign suppliers for the manufacturing of our products; (ii) the price for the purchase of our products may vary and be difficult to predict; (iii) our patent applications may not be approved or may require additional development; and (v) other factors set forth in our other filings with the Securities and Exchange Commission.

Overview

Our business is the manufacture and distribution of recreational electric vehicles and the development of motor-control systems and hybrid drive-train technologies for use in electric and hybrid motorized vehicles.  Our revenue has been derived from the sale of an electric mini-bike known as the Pukka GX400C.  Sales of this product, though originally strong, have declined from $885,046 in 2004 to $231,151 in 2005 and have continued to decline further in 2006.  The decline was brought about by the imposition of restrictions by various state and local authorities on the use of unlicensed motorized vehicles on public roads and streets.  Though there is no restriction on the use of these products on private property, public roadway restrictions limit their usefulness and serve to reduce the market for products of this type.

During the period covered by this report management of the Company continued to focus on the acquisition and development of our proprietary technologies and development of a new line of two-wheeled vehicles which we expect will make up our going forward business.  In addition, we completed the reverse acquisition with Sunrise USA Incorporated and are now a public reporting Company.  Our primary objectives for the next twelve months are to:
  Complete additional development of our proprietary technologies.

  Increase our infrastructure to support our growth.

  Introduce our new line of two-wheeled vehicles.

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

The world-wide market for highly fuel-efficient two-wheeled vehicles is large and continues to grow in much of the world.  It is estimated that world-wide sales of two-wheeled vehicles is over 30 million units annually.  The two-wheeled vehicle market in the United States is estimated at $3 billion with 1,022,322 units sold in 2006.

The world-wide market for vehicle propulsion technologies which are fuel efficient and which utilize hybrid forms of energy including electric motors is newly developing. Recent trends indicate an emerging market segment of micro automobiles throughout much of the world. Smart Car, perhaps the largest brand in the micro-car segment, has recently announced its move into North America. Other brands such as GEM and Reva, an Indian manufacturer of micro, electric cars, are expanding operations.

The business of the Company is partly dependent upon overall prevailing worldwide economic conditions over time, and particularly the prevailing economic conditions in the United States.

Results of Operations

Fiscal 2006 compared to Fiscal 2005

Revenues and Cost of Sales

Product sales for 2006 were $20,776 which is a decrease from $231,151 in 2005.  Cost of sales for 2006 were $22,197 which is a decrease from $195,251 in 2005.

Selling, General and Administrative Expenses

In 2005, selling, general and administrative costs were $78,623, which increased to $427,106 in 2006. This change is primarily a reflection of the change in our strategy from a reliance on wholesale business to our investment in new products and technology offerings which we believe will allow us to compete effectively in the future.

Our expenses for 2006 includes $384,000 of on-cash stock based compensation expense.

Provision for Income Taxes

From inception to February 6, 2006, the Company was a limited liability company taxed as a partnership whereby all items of taxable income, expense and loss were reported directly by its members.  For the year ending December 31, 2006, the Company has incurred losses for tax purposes. The tax asset generated by the tax losses and any temporary differences has been fully reserved.

Net Income

The company had a net loss of $781,120 in 2006 compared to net loss of $52,469 in 2005. The loss was due primarily to expenditures for salaries and consulting expenses for product development related to our change in strategy from a reliance on wholesale business to our investment in new products and technology offerings and expenses associated with our reverse merger acquisition of Hybrid Dynamics Corporation (fka Sunrise USA Incorporation).

Liquidity and Capital Resources

As of December 31, 2006, we had approximately $1,912 in cash and approximately $318,423 in liabilities of which $233,909 is payable to officers.  To continue operations we require additional financing and are exploring various methods for obtaining additional capital including short term borrowing and the issuance of our equity or debt securities.  There is no assurance that additional capital will be available to us, or if available, will be made available on suitable terms.

Net cash used by operating activities for the twelve months ended December 31, 2006 was $195,733 which was primarily the result of the net loss of $781,120. This compared to net cash provided by operating activities of $39,651 for the twelve months ended December 31, 2005 which was primarily the result of a reduction in accounts payable for the year. Net cash used in investing activities for the twelve months ended December 31, 2006 was $6,380 compared to $300 for the twelve months ended December 31, 2005 which change was due to incurrence of legal costs associated with our patent applications. For the twelve months ended December 31, 2006, net cash provided by financing activities was $192,769 compared to a net use of $57,713 for the twelve months ended December 31, 2005. The change in 2006 was due to completion of several debt and equity financings completed in 2006.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

The following table is a summary of contractual obligations recorded as of December 31, 2006:

Payments due by period

Contractual Obligations	Total	Less than 1 Year	1-3 Years

Operating lease obligations	$ 364,230	$ 72,846	$ 218,538

Total	$ 364,230	$ 72,846	$ 218,538

Future Commitments

We do not have any material future commitments that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, capital expenditures or liquidity.

Item 7.     Financial Statements

Please refer to the pages beginning with F-1.

Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.     Controls and Procedures

The Company implemented a new accounting system (with new accounting software) during 2006.  As a result of these changes, the Company experienced problems with the timely reporting of financial information for the period ending December 31, 2006, which resulted in the Company’s late filing of this Form 10 KSB.

The Company believes it has corrected the problems it encountered with its new system.  The Company now maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to management in a timely manner. The Company’s Chief Executive Officer (the principal executive officer of the Company) and the Company’s Treasurer (the principal financial and accounting officer of the Company) have evaluated this system of disclosure controls and procedures, and the corrective actions taken in respect of the problems encountered with its new accounting system, as of the end of the period covered by this annual report, and now believe that the system is operating effectively to ensure appropriate disclosure.

Other than as described hereinabove, there has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.     Other Information

None.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

(a)     Directors and executive officers:

Name	Age	Position

Leonard DuCharme	48	Chief Executive Officer, and Director since 2006
Paul R. Ressler	41	President and Director since 2006
Darren Jensen	44	Treasurer, Secretary and Director since 2006

The directors of the Company are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors.

LEONARD DUCHARME.  In August, 2006, Mr. DuCharme was appointed to our Board of Directors and became our Chief Executive Officer. From November 2002 through January 2006, Mr. DuCharme was a Manager and co-founder of our predecessor entity, Pukka USA LLC.  In 2001, Mr. DuCharme brought together a management team, created a business plan, secured funding, and co-founded RDR Global, the manufacturer of the MyGo, an electric drive unit that could be attached to any Razor-type push scooter in less than a minute.  Mr. DuCharme is Mr. Jensen’s brother in-law.

PAUL RESSLER.  In August, 2006, Mr. Ressler was appointed to our Board of Directors and became our President and Chief Operating Officer.  From November 2002 through January 2006, Mr. Ressler was a Manager and co-founder of our predecessor entity, Pukka USA LLC. Since 2001, Mr. Ressler has focused his attention to the light electric vehicle market. He was the co-founder of RDR Global, the manufacturer of the MyGo, and highly instrumental in developing its relationship with Razor USA, who sells the product under the XLR8R brand.  Mr. Ressler currently serves on the board of trustees of the Top Flight Fund (TOPFX) an open-end, no-load mutual fund.

DARREN JENSEN.  In August, 2006, Mr. Jensen was appointed to our Board of Directors and became our Treasurer and Secretary. From June 2003 through January 2006, Mr. Jensen was a Manager of our predecessor entity, Pukka USA LLC.   Prior to 2003 he managed circulation operations for a cluster of newspapers owned by MediaNews Group in Northern California. He was also a partner of RDR Global. Darren joined Pukka during the final prototyping phase and was instrumental in bringing the product to market.

(b)     Significant Employees.

None.

(c)     Family relationships.

Mr. Jensen is Mr. DuCharme’s brother in-law.

(d)     Involvement in certain legal proceedings.

None.

(e)     Section 16(A) Beneficial Ownership Reporting Compliance

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

(f)     Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;  (ii) full, fair, accurate, timely and understandable disclosure  in reports and documents that we file with, or submit to, the SEC and in our other public communications;

(iii) compliance with applicable  governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of our Code of Ethics to an appropriate  person or persons identified in the code; and (v) accountability for adherence to our Code of Ethics.

Item 10.     Executive Compensation

The following table sets forth certain information with respect to annual compensation paid in 2005 and 2006 to the Company's executive officers.

Name and Principal Position	Year	Annual Compensation	Awards	Payouts	All Other Compensation

Leonard DuCharme	2005	$16,000	None	None	None
Chief Executive Officer and Director (i)	2006	$108,000	None	None	None

Paul R. Ressler	2005	$30,500	None	None	None
President and Director (i)	2006	$108,000	None	None	None

Darren Jensen	2005	$20,000	None	None	None
Treasurer and Secretary and Director (i)	2006	$90,000	None	None	None

Omar G. Barrientos	2005	$15,000	None	None	None
President and a former Director (ii)	2006	$15,000	None	None	None

Gene Fairchild	2005	None	None	None	None
Secretary and a former Director (ii)	2006	None	None	None	None

(i)     Each current Executive Officer has entered into a Key Employee Agreement with the Company dated as of October 13, 2006 which provides for annual compensation of $108,000 each for Messrs Ressler and DuCharme and $90,000 for Mr. Jensen. The 2006 Annual Compensation represents $27,000 of paid and $81,000 of accrued compensation for Messrs Ressler and DuCharme, and $22,500 of paid and $67,500 of accrued compensation for Mr. Jensen.

(ii)     Served as an officer of the Company until the date of his resignation on August 15, 2006.

(b)     Outstanding equity awards at fiscal year-end

None.

(c)     Compensation of Directors

The Executive Officers of the Company also serve as the Directors of the Company.  The Company did not make any separate director compensation payments of fees, stock awards, option awards, non-equity incentive plan compensation, non-qualified deferred compensation earnings or other compensation to any of its directors.  The Company does not pay its directors for their service as a director or for attending meetings of the directors.

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of December 31, 2006, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and by directors and officers of the Company, both individually and as a group.

(a)     Security ownership of certain beneficial owners and management

The following table indicates how many shares of our common stock were beneficially owned as of December 31, 2006, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group.

In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 33,023,543 shares outstanding on December 31, 2006. The address of each director, executive officer and certain beneficial owners is listed below:

Name and Address	Number of Shares Beneficially Owned	Percent of Class

Paul Ressler Director, President and COO 942 North 240 East American Fork, UT 84003	2,811,014	11.61%
Leonard DuCharme Director and CEO 892 North 340 East American Fork, UT 84003	2,611,014	10.78%
Darren Jensen Director and Secretary 892 North 340 East American Fork, UT 84003	1,902,846	7.86%
Peter Kristensen (1)(2) 7668 Quicksilver Dr. Salt Lake City, UT 84121	1,777,778	7.34%
F. Briton McConkie, Jr. (1)(2) 4014 Splendor Way Salt Lake City, UT 84124	1,777,778	7.34%
Passport Financial, LLC (1)(2) 14701 Nestled Cove Draper UT 84020	1,777,778	7.34%

Name and Address	Number of Shares Beneficially Owned	Percent of Class

Christopher Giordano (1)(3) 264 Union Blvd., First Floor Totowa, NJ, 07512	1,807,897	7.47%
Garden Rise Investments LTD LLC (1)(4) P.O. 21147 Columbus, Ohio 43221	2,000,000	8.26%
All officers and directors as a group (3 persons)	7,324,873	30.25%

_____________________________
(1)     These shares are subject to registration pursuant to a Registration Rights Agreement entered into among Hybrid and certain shareholders on June 7, 2006.

(2)     Resale of these shares is limited by a Lock-Up/Leak-Out Agreement entered into among the Company and certain shareholders.

(3)     Includes 2,106 shares of Hybrid’s common stock owned by Mr. Giordano’s mother and non-resident minor children and 674,562 shares of Hybrid’s common stock owned by Birchwood Capital Advisors Group, Inc., a company wholly-owned by Mr. Giordano and 600,000 shares beneficially owned by Birchwood as a member of Garden Rise Investments LTD LLC.

(4)     Garden Rise Investments LTD LLC is the registered owner of 2,000,000 shares of the Hybrid’s common stock.  However, these shares are beneficially owned and voted by seven individual members none of whom (with the exception of Birchwood Capital Advisors Inc., owned by Mr. Christopher Giordano) own more than 5% of Hybrid’s issued and outstanding voting common stock.

(b)     Changes in control

A change of control occurred on August 15, 2006 upon the closing of the reverse merger stock exchange with the shareholders of Pukka USA, Inc.  The Company filed Schedule 14F-1 describing the Change of Control Transaction with the Securities & Exchange Commission on June 12, 2006.

Our articles of incorporation and by-laws do not contain any provisions having an anti-takeover effect, except that our articles of incorporation authorize the issuance of common and preferred stock.  Although no shares of preferred stock have been issued to date, our articles of incorporation were amended on October 25, 2006 to grant the Company’s board of directors the power to issue such shares and to establish their terms. For example, the directors have the power to establish terms for the preferred stock which would cause the preferred stock may rank prior to the common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock.  Accordingly, the issuance of shares of preferred stock may discourage bids for the common stock or may otherwise adversely affect the market price of the common stock. If issued, the preferred stock could also render more difficult, or discourage, a merger, tender offer or proxy contest relative to the Company, and make the removal of incumbent management more difficult.  Our board of directors has no present intention to issue preferred stock for such purposes.  Our articles of incorporation prohibit cumulative voting with respect to any matters brought to a vote by our stockholders.  The Company filed Definitive Schedule 14F describing the amendment to its articles of incorporation with the Securities & Exchange Commission on October 5, 2006.

Item 12.     Certain Relationships and Related Transactions, and Director Independence

(a)     Transactions with related persons.

Other than as disclosed below, none of the present directors, officers or principal shareholders of the Company, nor any family member of the foregoing, have or have had any interest, direct or indirect, in any transaction, the amount of which exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years, within the last fiscal year, or in any proposed.  Management believes the following transactions are as fair to the Company and similar to terms that could be obtained from unrelated third parties.

Leonard DuCharme, Paul Ressler, Darren Jensen, and Cary Peterson are the owners of Red Iron Group LLC (“RIG”).  RIG is a distributor similar to other distributors of Pukka products. In accordance with the terms of this program RIG maintains a dealer network, purchases product at distributor cost, and resells to dealers.

Wayne DuCharme is brother to our director and Chief Executive Officer, Leonard DuCharme.  Wayne DuCharme is a Pukka shareholder and one of our retailers in Tacoma, WA.  Mr. DuCharme is a dealer under our standard distributor and dealer agreement and does not have any exclusive or any other special arrangement outside this program.  In accordance with the terms of this program he purchases product at dealer cost and resells product to customers.

Peter Kristensen, F. Briton McConkie, Jr. and Passport Financial, LLC were issued 2,666,667, 2,666,667 and 2,666,666 shares of Pukka common stock, respectively, in consideration for consulting services rendered to have been rendered to Pukka through March 2006.  The accompanying consolidated financial statements for the year-ended December 31, 2006, include stock-based compensation expense of $72,533 apiece.

Birchwood Capital Advisors, Inc. (“Birchwood”) and the Company entered into a consulting services agreement on January 1, 2006 for consulting services rendered and to be rendered through January 1, 2007.  In consideration for its services Birchwood received 1,000,000 shares of Pukka common stock.  The accompanying consolidated financial statements, include stock-based compensation expense of $27,200.

On August 31, 2006 the Company entered into an agreement with Garden Rise Investments LTD LLC (“Garden Rise”), an Ohio limited liability company, who agreed to pay the Company $125,000 in exchange for 2,000,000 shares of the Company’s $0.00015 par value common stock (the “Garden Rise Shares”) and a Royalty Agreement.  The members of Garden Rise include Birchwood Capital Advisors Group, Inc. who is also an advisor and affiliate shareholder of the Company.  The Company also agreed to piggy-back registration of the Garden Rise Shares upon the Company’s next filed registration statement.

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

(b)     Parents

None.

(c)     Promoters and control persons

Hybrid Dynamics Corporation (formerly Sunrise USA Incorporated) was a blank check shell company at August 15, 2006, the date of the acquisition of Pukka USA, Inc.  The acquisition was a reverse acquisition whereby the shareholders of Pukka exchanged their shares of Pukka common stock for a controlling number of Hybrid shares of common stock.  The Company filed Schedule 14F-1 describing the Change of Control Transaction with the Securities & Exchange Commission on June 12, 2006 and Form 8-K describing the exchange and including Form 10-SB information in respect of Pukka with the Securities & Exchange Commission on August 21, 2006.

(d)     Corporate Governance

(i)     Director independence

The directors of the Company are the executive officers of the Company and are shareholders of the Company.  Members of the Company's management may become associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates they will devote as much time to the Company's affairs as is reasonably needed.

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

(ii)     Board meetings and committees; annual meeting attendance

The Board of Directors do not meet on a regular basis and take action as and when required.  The Company does not have any standing audit, nominating, or compensation committees of the Board of Directors.

Item 13.     Exhibits and Reports on Form 10-KSB

(a)     Exhibits

Exhibit Number	EXHIBIT

3(i)	Certificate of Incorporation (1)(6)
3(ii)	Articles of Incorporation-ByLaws (1)(6)
3(iii)	Amendments to Articles of Incorporation (1)(6)
3(iv)
Amendments to the Articles of Incorporation October 30, 2003 (2)
4.1	Description of Securities (1)(6)
4.1(i)	Sample Common Stock Share Certificate (1)(6)
4.1(ii)	Description of Securities (2)
4.1(iii)	Sample $0.0001 par value Common Stock Share Certificate (2)
4.1(iv)	Share Escrow Agreement (2)
4.1(iv)(a)	Share Escrow Agreement with signatures (3)
4.1(v)	Form of Lock-Up Agreement (2)
4.1(v)(a)	Lock-Up Agreement of Hugo Barrientos (3)
4.1(v)(b)	Lock-Up Agreement of Omar A. Barrientos (3)
4.1(v)(c)	Lock-Up Agreement of Omar G. Barrientos (3)
4.1(v)(d)	Lock-Up Agreement of Elizabeth Schroeder & Isabel Barrientos (3)
4.1(v)(e)	Lock-up Agreement of Elizabeth Schroeder (3)
4.1(v)(f)	Lock-Up Agreement of Gene Fairchild (3)
4.1(v)(g)	Lock-Up Agreement of Charles A. Koenig (3)
4.1(v)(h)	Lock-Up Agreement of John E. Rayl (3)
4.1(v)(i)	Lock-Up Agreement of Elisa Giordano (3)
4.1(v)(j)	Lock-Up Agreement of Christopher H. Giordano (3)
4.1(v)(k)	Lock-Up Agreement of Michael Giordano (3)
4.1(v)(l)	Lock-Up Agreement of Nicholas Giordano (3)
4.1(v)(m)	Lock-Up Agreement of Birchwood Capital Advisors, Inc. (3)
4.2	Resolution to Incorporate Spin-Off dated June 16, 1999 (1)(6)
4.3	Resolution for the Transfer of Intellectual Assets dated August 14, 2002 (1) (6)
4.4	Resolution Stock Dividend dated September 20, 2002 (1)(6)
4.5(i)	Payment Agreement Omar Barrientos (1)(6)
4.5(ii)	Payment Agreement Chris Giordano (1)(6)
4.5(iii)	Payment Agreement John E. Rayl (1)(6)
4.5(iv)	Payment Agreement Charles A. Koenig (1)(6)
4.6(i)	Resolution to Issue Stock to Omar Barrientos (1)(6)
4.6(ii)	Resolution to Issue Stock to Chris Giordano (1)(6)
4.6(iii)	Resolution to Issue Stock to John E. Rayl (1)(6)
4.6(iv)	Resolution to Issue Stock to Charles A. Koenig (1)(6)
4.7(i)	Subscription Agreement Omar Barrientos (1)(6)
4.7(ii)	Subscription Agreement Chris Giordano (1)(6)
4.7(iii)	Subscription Agreement John E. Rayl (1)(6)
4.7(iv)	Subscription Agreement Charles A. Koenig (1)(6)
4.8	Resolution of Board of Directors dated May 31, 1997 re: rights of Preferred Stock of USA Sunrise Beverages, Inc. (6)
5.0	Opinion of Counsel dated August 7, 2003 (1)(6)
6.0	2005 Stock Option Plan (7)
10.1	Letter of Intent with Paul Miller Sr. Trust Dated March 31, 2003 (1)(6)
10.2	Stock Purchase Agreement Among The Purchasers Executing This Agreement and Omar Barrientos and Other Stockholders of USA Sunrise Beverage, Inc. dated September 23, 2002 (3)

10.2.a	Stock Purchase Agreement Among The Purchasers Executing This Agreement and Omar Barrientos and Other Stockholders of USA Sunrise Beverage, Inc. dated September 23, 2002 with Schedule I, Appendix A and Exhibit A thereto (4)
10.2b	Sunrise USA Beverages, Inc. Shareholder Solicitation Letter (6)
10.6	Quit Claim Deed and Release dated August 18, 1998 between Dakota Mining and Construction, Inc. and USA Sunrise Beverages, Inc. (6)
10.8	Loan Agreement between Omar Barrientos and USA Sunrise Beverages, Inc. dated January 1, 1994 (6)
10.9	Note Agreement between Dr. Neil Kurti and USA Sunrise Beverages, Inc. dated November 11, 1995 (6)
10.9(i)	Note Satisfaction and Release between Dr. Neil Kurti and USA Sunrise Beverages, Inc. dated September 6, 2002 (3)
10.9(ii)	Agreement For Satisfaction and Release between Paul Miller Sr. Trust and USA Sunrise Beverages, Inc. dated September 4, 2002. (3)
10.9(iii)	Satisfaction of Judgment of Dr. Vincent E. Eilers dated January 19, 2004 (3)
10.9(iv)	Satisfaction and Release between Tesoro Corporation and USA Sunrise Beverages, Inc. executed June, 2002 (3)
12.1	Code of Ethics (8)
*31.1 and 31.2	Rule 13a-14(a)/15d-14(a) Certifications
*32.1 and 32.2	Section 1350 Certifications
* Filed herewith

(1)	Incorporated by reference to the attachments filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB filed with the United States Securities and Exchange Commission (the “Commission”) on August 19, 2003 (File #000-50370) (the “Form 10-SB”)
(2)	Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amendment No. 1 filed with the Commission on June 4, 2004 (File #000-50370) (the “Form 10-SB/A1”)
(3)	Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amendment No. 2 filed with the Commission on November 15, 2004 (File #000-50370) (the “Form 10-SB/A2”)
(4)	Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amendment No. 3 filed with the Commission on March 11, 2005 (File #000-50370) (the “Form 10-SB/A3”)
(5)	Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amendment No. 4 filed with the Commission on May 23, 2005 (File #000-50370) (the “Form 10-SB/A4”)
(6)	Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amendment No. 5 filed with the Commission on July 20, 2005 (File #000-50370) (the “Form 10-SB/A5”)

(7)	Incorporated by reference to the Exhibits filed with the Form 14C Information Statement of Sunrise USA, Incorporated, filed with the Commission on February 28, 2006 (File #000-50370) (the “Form 14C”)
(8)	Incorporated by reference to the Exhibits filed with the Form 10KSB of Sunrise USA, Incorporated, filed with the Commission on March 31, 2006 (File #000-50370)

(b)     Reports on Form 10-KSB:  None

Item 14.     Principal Accountant Fees and Services

	For the year ended
	2006	2005
Audit Fees	$ 5,916	$ 6,474
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the  performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

All Other Fees consist of fees billed for products and services provided by the principal accountant, other than those services described above.

Audit Committee Pre-Approval Procedures

Our Board of Directors serves as our audit committee.  Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During  2004,  all  audit and  non-audit  services  performed  by our independent   accountants  were  pre-approved  by  the  Board  of  Directors  in accordance with the foregoing procedures.

Hybrid Dynamics Corporation and Subsidiaries

I N D E X

Report of Independent Registered Public Accounting Firms	F-2 and F-3
Comparative Consolidated Balance Sheet December 31, 2006 and 2005	F-4
Consolidated Statement of Operations For the Years Ended December 31, 2006 and 2005	F-6
Consolidated Statement of Cash Flow For the Years Ended December 31, 2006 and 2005	F-7
Statement of Stockholder’s and Member’s Equity For the Years Ended December 31, 2006 and 2005	F-9
Notes to the Consolidated Financial Statements	F-10 to F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
HYBRID DYNAMICS CORPORATION & SUBSIDIARIES
American Fork, Utah

We have audited the accompanying balance sheet of Hybrid Dynamics Corporation & Subsidiaries as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Dynamics Corporation & Subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Hybrid Dynamics Corporation & Subsidiaries will continue as a going concern.  As discussed in Note 3 to the financial statements, Hybrid Dynamics Corporation & Subsidiaries has incurred losses in recent years.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.
May 18, 2007
Salt Lake City, Utah

INDEPENDENT AUDITOR’S REPORT ON THE FINANCIAL STATEMENTS

To the Board of Directors
Pukka USA, Inc

We have audited the accompanying consolidated balance sheets of Pukka USA, LLC as of December 31, 2005 and 2004 and the related consolidated statements of income, member’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pukka USA, LLC as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 9 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
June 20, 2006

Hybrid Dynamics Corporation and Subsidiaries
Comparative Consolidated Balance Sheet
As of December 31, 2006 and 2005

	December 31	December 31
	2006	2005
	(Audited)	(Audited)

ASSETS
Current Assets:
Cash	$ 1,912	$ 9,256
Accounts Receivable	9,956	10,658
Less: Allowance for doubtful accounts	(8,920)	(6,717)

Total Current Assets	2,948	13,197

Equipment	7,078	7,078
Less: Accumulated Depreciation	(2,022)	(1,011)

Total Equipment	5,056	6,067

Patents	15,201	8,821
Less: Accumulated Amortization	(1,087)	(535)

	14,114	8,286

Total Assets	$ 22,118	$ 27,550
	================	================

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$ 54,748	$ 58,867
Accrued Wages Payable Officers	233,909	7,743
Accrued Expenses	3,853	-
Note Payable	1,205	3,978
Notes Payable Shareholders	24,708	35,888
Total Current Liabilities	318,423	106,476

Total Liabilities	318,423	106,476

Minority Interest in Subsidiary	6,419	-

Stockholders' Equity (Deficit)
Preferred Stock - $0.0001 par value, 900,000 shares authorized no shares issued and outstanding
Series A Preferred Stock - $2,500 stated value, 100,000 shares authorized no shares issued and outstanding
Common Stock - $.00015 par value, 99,000,000 shares authorized,
24,215,695 and 8,090,000 shares issued and outstanding as of December 31, 2006 and 2005 respectfully	3,632	1,213
Subscription receivable	(3,600)
Additional Paid-In Capital	478,364	(80,139)
Accumulated (Deficit)	(781,120)

Total Stockholders' Equity (Deficit)	(302,724)	(78,926)

Total Liabilities and Stockholders' Equity (Deficit)	$ 22,118	$ 27,550
	================	================

The accompanying notes are an integral part of these financial statements

Hybrid Dynamics Corporation and Subsidiaries
Consolidated Statement of Operations
For the Years Ended December 31, 2006 and 2005

	For The Year Ending
	2006	2005
	(Audited)	(Audited)

Revenues	$ 20,776	$ 231,151
Cost of Goods Sold	22,197	195,251

Gross Profit	(1,421)	35,900

Operating Expenses
General and Administrative	427,106	70,025
Stock based compensation	384,000
Marketing	-	8,598
Bad Debt Expense	-	7,201
Amortization	552	428
Depreciation	1,011	1,011

Total Operating Expenses	812,669	87,263

Other Expenses
Minority Interest Expense	6,057
Gain on Sale of Royalty Agreement	(43,400)
Interest Expense	4,373	1,106

Net Income (Loss)	$ (781,120)	$ (52,469)
	=============	=============

Basic net loss per share before extraordinary item	$ (0.040)	$ (0.006)

Basic net income from extraordinary item	-	-

Basic net loss per share	$ (0.040)	$ (0.006)

Weighted average shares outstanding	19,577,898	8,090,000
	=============	=============

The accompanying notes are an integral part of these financial statements

Hybrid Dynamics Corporation and Subsidiaries
Consolidated Statement of Cash Flow
For the Years Ended December 31, 2006 and 2005

	December 31	December 31
	2006	2005
	(Audited)	(Audited)

Cash Flows from Operating Activities

Net (Loss)	$ (781,120)	$ (52,469)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,563	1,439
Stock based compensation expenses	383,999
Stock issued for interest	408
Forgiveness of accrued salary officer	15,000
Minority interest share of income	6,057
Changes in assets and liabilities:
Accounts receivable	702	24,346
Allowance for doubtful accounts	2,203	(23,862)
Inventory	-	87,565
Employee advances	-	(4,000)
Accounts payable and accrued expenses	(15,064)	6,632
Accrued expenses	3,853
Accrued wages	188,666

Net Cash Used in Operating Activities	(193,733)	39,651

Cash Flows Used in Investing Activities:
Capitalized patent costs	(6,380)	(300)

Cash Flows Used in Investing Activities	(6,380)	(300)

Cash Flows From Financing Activities:
Sale of common stock for cash	206,600
Line of credit	(2,773)	(2,447)
Notes payable shareholders	(11,180)
Cash acquired in reorganization	122
Member distributions		(55,266)

Net Cash From Financing Activities	192,769	(57,713)

Net (Decrease) Increase in Cash	$ (7,344)	$ (18,362)
Cash at Beginning of Period	9,256	27,618

Cash at End of Period	$ 1,912	$ 9,256
	=============	=============

Supplemental Disclosures of Cash Flow Information:
      Cash paid during the periods for:
         Interest                                                                                              $             -                     $            -
         Income taxes                                                                                     $          509                    $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:

        For the year ended December 31, 2006:

During the year ended December 31, 2006, the Company issued 9,500,000 shares of $0.00015 par value common stock for services valued in the aggregate at $383,999 or $.027 per share.

During the year ended December 31, 2006, the Company issued 10,000 shares of $0.00015 par value common stock for services valued in the aggregate at $408 or $.027 per share.

During the year ended December 31, 2006, the Company issued 200,000 shares of $0.00015 par value common stock for reduction in debt valued at $14,258 or $.07 per share.

During the acquisition of Sunrise by Hybrid a shareholder forgave $15,000 of Accrued Salaries.

        For the year ended December 31, 2005:

                    None.

The accompanying notes are an integral part of these financial statements

Hybrid Dynamics Corporation and Subsidiaries
Statements of Stockholder’s Equity
For the Years Ending December 31, 2006 and 2005

	Preferred Stock		Common Stock			Additional	Accumulated	Total
	Number of		Number of	Par	Subscription	Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Value	Receivable	Capital	(Deficit)	(Deficit)

Balance, December 31, 2005	-	$ -	8,090,000	$1,213	$ -	$ (80,139)	$ -	$ (78,926)

Shares issued for services			7,100,000	1,065		288,614		289,679
Shares issued as additional interest			10,000	2		406		408
Shares issued for cash			3,066,666	460		124,540		125,000
Warrants issued for services						94,320		94,320
Reverse Acquisition of Sunrise			1,349,029	202		(62,783)		(62,581)
Minority interest in subsidiary						(362)		(362)
Shares issued in repayment of debt			200,000	30		14,228		14,258
Forgiveness of accrued salary of officer						15,000		15,000
Exercise of warrants			2,400,000	360	(3,600)	3,240		-
Shares issued for cash			2,000,000	300		81,300		81,600

			24,215,695	3,632	(3,600)	478,364	-	478,396
Net Loss							(781,120)	(781,120)
Balance, December 31, 2006	-	$ -	24,215,695	$ 3,632	$ (3,600)	$ 478,364	$ (781,120)	$ (302,724)
	=================================================================

The accompanying notes are an integral part of these financial statements

Hybrid Dynamics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Hybrid Dynamics Corporation (“Hybrid”) is a Nevada corporation incorporated on July 22, 1999.  Hybrid is a non-operating holding company owning 100% of the capital stock of Pukka USA, Inc. which was acquired in a reverse acquisition transaction completed on August 15, 2006 (the “Acquisition Date”) in which the shareholders of Pukka USA, Inc. acquired control of Hybrid.

On August 15, 2006, Sunrise USA Incorporated (now known as Hybrid Dynamics Corporation), a Nevada corporation closed upon a Share Exchange Agreement (the Acquisition Agreement) among Sunrise, Pukka USA, Inc. (“Pukka”), and the principal shareholders of Pukka (the “Acquisition”). In accordance with the Acquisition Agreement, the shareholders of Pukka exchanged 100% of their shares of Pukka common stock for 93.87% of the post-closing issued and outstanding shares of Sunrise and with Pukka thereby becoming a wholly owned subsidiary of Sunrise. The Acquisition resulted in the owners and management of Pukka having effective operating control of the combined entity after the Acquisition, with the existing Sunrise shareholders continuing as only passive shareholders. In connection with the Acquisition, all directors and officers of Sunrise resigned and new directors and officers were appointed by Pukka. Accordingly, the acquisition has been accounted for as a reorganization of Pukka in a manner similar to a reverse purchase.

Pukka USA, Inc. (“Pukka”) is a Utah corporation, originally formed as Pukka USA, LLC, a Utah limited liability company, on November 21, 2002.  The LLC form of ownership was statutorily converted under Utah law to a Utah corporation, on February 2, 2006.  Pukka is engaged in the business of manufacturing and selling an electric mini-bike and developing other electric motor driven transportation vehicles and associated products.  Red Iron Group, LLC (“RIG”) is a Utah limited liability company formed on April 23, 2003 for the purpose of purchasing and distributing the Pukka electric mini-bike and is 75% owned by Pukka. The accompanying consolidated financial statements include the accounts of both Pukka and RIG for all periods presented.  Hybrid, Pukka and RIG are collectively referred to hereafter as the “Company.”

All references to common stock in the accompanying financial statements and these notes have been adjusted to the number of shares of common stock equivalent to Hybrid’s $0.00015 par value common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of Pukka and its majority owned subsidiary RIG for all periods presented and include the accounts of Hybrid from the Acquisition Date to the end of the current fiscal year.  All significant intercompany accounts and transactions have been eliminated.

Equity-Based Compensation Arrangements

The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provision of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant. The adoption of this standard had no impact to the Company’s financial position, results of the operations or cash flows as the Company’s previous stock-based compensation awards expired prior to January 1, 2006, and there have been no grants during the current year. See Note 9 for a description of the Company’s stock option plan.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly-liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are stated at outstanding balances, less an allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income. Accounts deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. Based upon such procedures management has determined that an allowance of $8,920 and $6,717 was required as of December 31, 2006 and 2005 respectively.

Equipment

Property, plant and equipment are carried at original cost. Expenditures for betterments and additions are capitalized, while maintenance and repairs are charged to operations as incurred. Upon sale, retirement or other disposition of property, plant and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in the statement of income.

Depreciation is computed generally using the straight line method over the following estimated useful lives of the various classes of assets:

Years
Buildings and improvements	40
Machinery and equipment	10
Office furniture and equipment	3 – 7

Capitalized Interest

There was no capitalized interest during 2006 or 2005.

Product Research and Development

All costs incurred to establish the technological feasibility of new products or technology to be sold, leased, or otherwise marketed are charged to expense. Technological feasibility is established when a product design and a working model of the product have been completed and confirmed by testing. Costs to produce or purchase technology incurred subsequent to establishing technological feasibility are capitalized. Capitalization of costs ceases when the product is available for general release to customers. Costs to perform consulting or development services are charged to cost of revenues in the period in which the corresponding revenues are recognized. Costs of maintenance and customer support are charged to expense when related revenue is recognized or when these costs are incurred, whichever occurs first.

The Company has not incurred any costs related to the production or purchase of its hybrid technology, the feasibility of which will be confirmed through future testing.  All costs associated with the development, production and sale of the Pukka GX400C have been expensed in the periods to which they relate.

Patents

The costs of patents include direct costs incurred by the Company in applying for patents covering its internally developed technologies. Patents are amortized over their useful lives. Amortization Expense for 2006 and 2005 was $552 and $428 respectfully.

Revenue Recognition

The Company recognizes revenue when title to the related goods has been transferred to the buyer. For services rendered, revenue is recognized once the service has been completed.

Income Taxes

For the year ending December 31, 2005 Pukka and RIG were limited liability companies and considered partnerships for income tax purposes wherein all items of income and expense are passed through to their members.  Accordingly, there is no provision for income taxes or for deferred tax assets for such year.

The Company follows SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Future tax benefits, including net operating loss carry-forwards, are recognized to the extent that realization of such benefits is more likely than not.

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

Recently Enacted Accounting Standards

The Company does not expect that the adoption of other recent accounting pronouncements will have a material effect on its financial statements.  Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, were recently issued.  SFAS No. 155, 156, 157, 158 and 159 have no current applicability to the Company or their effect on the financial statements would not have been significant.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file income tax returns in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the adoption of FIN 48, any adjustments will be accounted for as an adjustment to beginning retained earnings. The Company will adopt the provisions of FIN 48 in its first fiscal quarter of 2007. The Company does not expect the adoption of FIN 48 to have a material impact on the Company’s consolidated financial position or results of operations.

Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Since no quoted market prices exist for certain of the Company’s financial instruments, the fair values of such instruments have been derived based on management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are described more fully below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below. In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the combined Company.

Short-term Financial Instruments

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC up to $100,000.  At December 31, 2006 the Company had no amounts in excess of the FDIC limit.

Reclassification

Certain amounts in the 2005 financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $781,120 for the year ended December 31, 2006 and as of December 31, 2006 the Company has an accumulated deficit of $781,120 and a working capital deficit of $315,475. Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise capital through equity and debt financing or other means on desirable terms. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to, liquidate available assets, restructure the company or cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – PLAN OF 0PERATIONS

The Company’s revenue has been derived from the sale of an electric mini-bike known as the “Pukka GX400C.”

The Company has four (4) non-provisional patents filed with the U.S. Patent and Trademark Office.  The applications were filed for technology the Company believes to be unique in the application of the following:
  a maximum efficiency control device (“MEC”) that will allow an electric motor to run more efficiently by operating at or near it peak operating limit for a higher percentage of total operating time filed on December 1, 2005, a hydraulic regenerative braking system (“HRB”) for capturing a moving vehicle’s kinetic energy for use in braking or battery recharging filed on November 3, 2005 and an update on December 12, 2005,

  an integrated extended range propulsion system (“ERT”) linking three drive motors to the same transmission filed on November 3, 2005, and a split-rim wheel (“Split-Rim”) that encapsulates a multi-speed planetary gear style transmission for light vehicles having small diameter wheels and small motors filed on October 4, 2004.

The Company will require additional capital in order to complete the development and commercial application of these technologies.  The Company has undertaken a plan of recapitalization which the Company anticipates will enable it to obtain the requisite capital.  There is no assurance that the Company will be able to raise the requisite capital when needed, or that such capital if received, will be sufficient to complete all of the work necessary to commercially develop the Company’s technologies.  There is also no assurance that the Company will be able to sell its debt or securities, or if able to do so, that such debt or equity securities can be issued on acceptable or favorable terms.

NOTE 5 – PATENTS

The direct costs associated with the filing of the Company’s patents have been capitalized and will be amortized over the effective period of the related patents once granted (20 and 21 years). The Company follows SFAS 121, which requires a review of the Company’s patents be made whenever events or changes in circumstances indicate that the carrying amount of the patents may not be recoverable. As of the date of these consolidated financial statements, no such events have occurred. Amortization Expense for 2006 and 2005 was $552 and $428 respectfully.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2006 and 2005 consist of the following:

	2006	2005
Machinery, office furniture and equipment	$7,078	$7,078
Accumulated depreciation	2,022	1,011

	$5,056	$6,067
	==========	==========

Depreciation expense was $1,011 and $1,011 for the years ended December 31, 2006 and 2005 respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In 2004 a distributor of the Pukka GX400C was involved in a warranty claim lawsuit related to the distributor’s refurbishment of a used mini-bike.  In the first quarter of 2006 the distributor asserted a third-party claim against Pukka.  The suit was settled shortly thereafter with Pukka contributing $7,500 to the settlement, of which $2,500 was paid by Pukka’s insurance carrier.  The total amount accrued in the financial statements as of December 31, 2005, for this lawsuit is $7,500.  The Company does not expect to incur any additional expense related to this action.

Contractual Obligations

The Company has no off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity or capital expenditures.

The Company previously rented office and storage space on a month-to-month basis.  The accompanying consolidated financial statements include rent expense of $15,608 and $7,837 for the years ended 2006 and 2005 respectively. The Company currently has a lease agreement with a term of 5 years.

The following table is a summary of contractual obligations recorded as of December 31, 2006:

Payments due by period

Contractual Obligations	Year	Amount

Operating lease obligations	2007	$ 72,846
	2008	$ 72,846
	2009	$ 72,846
	2010	$ 72,846
	2011	$ 72,846

Total lease obligations		$ 364,230
==========

The Company’s operating lease is for commercial real property to be used by the Company for office and warehouse space.  The terms of the lease require the Company to pay $6070.50 per month for a period of five years.

Royalty Agreement

On August 31, 2006, the Company entered into an agreement with Garden Rise Investments LTD LLC (“Garden Rise”), an Ohio limited liability company, who agreed to pay the Company $125,000 in exchange for 2,000,000 shares of the Company’s $0.00015 par value common stock (the “Garden Rise Shares”) and a Royalty Agreement. Birchwood Capital Advisors Group, Inc. an advisor and affiliate shareholder of the Company is a 30% beneficial owner of Garden Rise.  The Company also agreed to grant piggy-back registration of the Garden Rise Shares upon the filing of the Company’s next registration statement.

Pursuant to the Royalty Agreement the Company will pay Garden Rise an amount equal to three percent (3%) of defined net revenues beginning January 1, 2007 (the “Royalty”).  The Royalty is payable quarterly and expires at the end of the tenth year from the first year following a year in which the Company’s net revenues first exceed $4,000,000. At any time during the term of the Royalty Agreement, Garden Rise may elect to convert the remaining Royalty to shares of the Company’s common stock (with the same piggy-back registration rights afforded the Garden Rise Shares as described in the preceding paragraph) at the rate of twenty-five cents per share based on the number of calendar quarters in the remaining term (not to exceed 40) multiplied by the amount of the Royalty payable in the immediately preceding calendar quarter. The accompanying consolidated financial statements include $43,400 of revenue received upon entering into the Royalty Agreement.

Future Commitments

The Company does not have any material future commitments that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, capital expenditures or liquidity.

NOTE 8 – ACCRUED WAGES AND NOTES PAYABLE

Key Employee Agreements and Accrued Wages Payable Officers

On October 13, 2006 the Company entered into a Key Employee Agreement with each of the Company’s three principal executive officers.  The terms of each agreement are identical, and provide that the executive officers are employed on an “at will” basis at an annual rate of compensation of $108,000 for each of the Company’s President and Chief Operating Officer and $90,000 for the Company’s Treasurer.  Each agreement also provides that any intellectual property originated by the executives during the term of the agreements shall be the property of the Company.

The accompanying consolidated financial statements include $321,000 of executive officer compensation expense for the year ending 2006 and $55,266 of distributions to members for the year ending 2005.  As of December 31, 2006 the Company’s executive officers were owed an aggregate of $233,909 in accrued and unpaid compensation.  The Company anticipates accruing unpaid compensation without interest until the Company’s cash flow permits the payment of the accrued compensation.

Note Payable

The Company has an outstanding balance on its note payable to Zions Bank of $1,205 and $3,978 as of December 31, 2006 and 2005 respectively.  The note payable is payable monthly.  The Company’s forklift is pledged as collateral for the note payable. The note bears interest at 6% per annum,. The note is for 36 months and is scheduled to be paid off on July 15, 2007.

The Company entered into a note payable agreement on February 6, 2006. The principal balance of the note is $15,000, with an interest rate of 20% per annum. The accrued interest as of December 31, 2006 is $2,875. The note was due on August 6, 2006 and is currently in default.

NOTE 9 – CAPITAL STOCK AND MEMBER INTERESTS

Preferred Stock

The Company has 900,000 shares of $0.0001 par value shares of preferred stock authorized with no shares issued and outstanding.  This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors. As of December 31, 2006 no Preferred Stock had been issued.

Series A Convertible Preferred Stock

On November 14, 2006 the Company amended its Articles of Incorporation to designate 100,000 shares of preferred stock to be Series A Convertible Preferred Stock.  Each share of Series A Preferred Stock (a) has a stated value of $2,500 per share (“Stated Value”), (b) is non-voting, (c) includes a dividend of 5% per annum paid annually, (d) may be redeemed at any time for an amount equal to the Stated Value plus all accumulated and unpaid dividends, (e) may be converted into 10,000 shares of $0.00015 par value common stock, and has a (f) liquidation preference of $2,500 per share.  As of December 31, 2006 no shares of Series A Convertible Preferred Stock have been issued.

Common Stock

The Company has 99,000,000 shares of $0.00015 par value voting common stock authorized, of which 24,215,695 and 8,090,000 shares were issued and outstanding as of December 31, 2006 and 2005 respectfully.

Registration Rights

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

Stock Option Plans

As of December 31, 2006 the Company had reserved shares of its common stock for the following purposes:

Description	Shares Reserved

2006 Qualified Incentive Stock Option Plan
Stock Options Outstanding	-0-
Stock Options and restricted stock available for grant	900,000
2005 Stock Option Plan
Stock Options Outstanding	-0-
Stock Options and restricted stock available for grant	25,333

925,333
==============

Common Stock Issued

On January 1, 2006 Pukka entered into a consulting services agreement with Birchwood Capital Advisors Group, Inc. (“Birchwood”)  As compensation for these services, Birchwood received 666,667 shares of Pukka common stock.  The accompanying financial statements include an aggregate expense of $27,200 as the fair value of the securities issued to Birchwood.

On February 1, 2006 Pukka USA LLC converted its form of business from a Utah limited liability company to a Utah corporation (named Pukka USA, Inc. (“Pukka”)), issuing 8,090,000 shares of common stock in conversion of 100% of the limited liability company member interests.

During February and March, 2006, Pukka received an aggregate total of $140,000 from three (3) private placement financings: (i) $15,000 upon the issuance of its $15,000 promissory note plus 10,000 shares of common stock, (ii) $25,000 in exchange for the issuance of 66,667 shares of common stock, and (iii) $100,000 in exchange for the issuance of 3,000,000 shares of common stock.  The accompanying financial statements include an aggregate expense of $408 as the fair value of the securities issued as additional interest in respect of the $15,000 promissory note.

In March, 2006 Pukka issued 5,333,333 shares of common stock to two (2) individuals and one (1) company for consulting services rendered.  The accompanying financial statements include an aggregate expense of $217,599 as the fair value of the securities issued to these entities.

On April 7, 2006 the Company entered into an Investment Banking Agreement with Legend Merchant Group, Inc. (“Legend”).  As compensation for these services, Legend received 1,100,000 shares of common stock.  The accompanying financial statements include an aggregate expense of $44,880 as the fair value of the securities issued to Legend.

On April 10, 2006 Pukka entered into three (3) Investor Relations Agreements with Transcontinental Media, Ltd; MNDD Communications, Ltd and Topaz Analytic, Ltd. In exchange for the issuance of warrants for the purchase of 2,400,000 shares of common stock at an exercise price of $0.001 per share (the “Warrants”).  Each company was granted 800,000 Warrants.  All of the warrants were exercised and the shares of common stock issued at the date of closing on the reverse acquisition with Sunrise.  The accompanying financial statements include an aggregate expense of $94,320 as the fair value of the securities issued to these companies.

On June 7, 2006, Sunrise and Pukka and the shareholders of Pukka entered into a share exchange whereby the Sunrise would exchange a total of 20,666,667 shares of its common stock for 31,000,000 shares of Pukka common stock. The agreement was intended to be a tax free, qualified Type “B” reorganization pursuant to Section 368 of the Internal Revenue Code of 1986. The share exchange was completed on August 15, 2006.

On August 31, 2006, the Company issued 200,000 shares of common stock for officer advances of $14,258 or $0.475 per share.

On August 31, 2006, the Company received a total of $125,000 from Garden Rise Investments LTD LLC in exchange for the issuance of 2,000,000 shares of common stock and a royalty agreement (more fully described in Note 7 hereto). The accompanying financial statements include $81,600 or $0.0272 per share as the fair value of the shares issued and other income of $43,400 in respect of the royalty agreement.

Stock Split

In May 2006, and prior to the recapitalization acquisition with Pukka, Sunrise authorized and effected a 38 for 1 reverse stock split. The financial statements have been restated for all periods presented to reflect this stock split.

On September 15, 2006, the Company authorized and in December 2006, the Company effected a 3 for 2 reverse stock split. The financial statements have been restated for all periods presented to reflect the stock split. This stock split was effected through a change in common stock par value from $0.0001 per share to $0.00015 per share.

NOTE 10 – REVERSE RECAPITALIZATION/ACQUISITION

On August 15, 2006 Pukka and its shareholders closed upon a Share Exchange Agreement with Sunrise U.S.A. Incorporated, a Nevada corporation (“Sunrise”), whereby, Sunrise acquired 100% of the capital stock of Pukka and the shareholders and management of Pukka assumed control of Sunrise (the “Reverse Acquisition”).  In consideration of the acquisition, the shareholders and other equity security holders of Pukka received 20,666,667 shares of Sunrise $0.00015 par value common stock representing 93.87% of the post acquisition outstanding shares of Sunrise common stock.

The acquisition was accounted for as a recapitalization of Pukka and the operating results of Sunrise have been included in the consolidated financial statements from the date of acquisition.

Under current accounting rules, the reverse acquisition of a shell company is deemed to be an issuance of capital stock. The transaction costs and expenses related to the acquisition have been recorded as an expense.  The accompanying financial statements include the excess of the liabilities assumed over the value of assets received as a reduction to paid in capital of $62,581.

Pro Forma Results (unaudited)

The following table presents pro forma results of operations of the Pukka, Hybrid and Red Iron Group, as though the companies had been combined as of the beginning of the earliest period presented. The unaudited pro forma results of operation are not necessarily indicative of results that would have occurred had the acquisition taken place on January 1, 2005 or of results that may occur in the future.

	Year Ended 2006	Year Ended 2005
Revenues	$ 58,119	$ 231,151
Earnings (Loss) from operations	$ (798,494)	$ (80,315)
Basic Earnings (Loss) per share	$ (0.04)	$ (0.01)

NOTE 11 – RELATED PARTY TRANSACTIONS NOT REPORTED ELESWHERE

Acquisition of Red Iron Group LLC

On August 15, 2006 the Company’s executive officers contributed their 75% interest in Red Iron Group LLC (“RIG”) as a contribution to the capital of the Company and without consideration.  The accompanying consolidated financial statements include the accounts of RIG at their historic cost for all periods presented.

Minority Interest in Red Iron Group, LLC

Minority Interest represents the minority members’ proportionate share of 25% of RIG not owned by the Company of which 12.5% is owned by a shareholder of the Company.

The accompanying financial statements include the accounts of RIG for all periods presented and reflect the 25% minority interest not owned by the Company as “Minority interest in consolidated subsidiary” for the year ending December 31, 2006.

Repayment of Advances

On August 31, 2006, the Company entered into a Purchase Agreement (the "Agreement") between the Company and Omar Barrientos in which the Company agreed to repay advances of $14,258 (the “Advances”) made by Mr. Barrientos to the Company by the issuance to Mr. Barrientos of 200,000 shares of the Company’s $0.00015 par value common (the "Repayment Shares") in full payment of the Advances.  The Company also agreed to register the Repayment Shares upon the filing of a registration statement made in accordance with the terms of the Registration Rights Agreement dated June 7, 2006 between the Company and certain of the Company’s shareholders. The Company also obtained a general release from Mr. Barrientos releasing the Company of $15,000 of accrued salary and from all other unpaid compensation which may be owed or owing to the officer.

NOTE 12 – INCOME TAXES

For the period from Inception to December 31, 2005 and January 1 to February 6, 2006 Pukka was, a limited liability company and considered a pass-through entity for federal income reporting purposes. As a pass-through entity, the items of Pukka’s taxable income, loss and expense were reported directly by its Members and it paid no federal income taxes.

Pukka for the period February 6, to December 31, 2006 is a corporation and RIG for the period from August 15, 2006 to December 31, 2006 is majority owned by Pukka. Accordingly, items of federal income tax and expense will be reported and taxed at the federal corporate tax rates.

The Company has available at December 31, 2006 an unused operating loss carryforward of approximately $755,000 which may be applied against future taxable income and which expires in 2026. The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws then in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax asset associated with the Company’s net operating loss carryforward and allowances for uncollectible accounts, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.

2006
Deferred tax assets:
Net operating loss and credit carryforwards	$ 289,000
Less valuation allowance	(289,000)

Total deferred tax assets	$ -0-
===========

NOTE 14 – EARNINGS PER SHARE

The Company’s calculation of earnings per share is as follows:

	2006	2005

Net Loss Applicable to Common Shareholders	$ (781,120)	$(52,469)
	==========	==========
Average Basic and Diluted Shares Outstanding	19,577,898	8,090,000
	==========	==========
Net Loss per Common Share
Basic and Diluted	$0.040	$0.006
	==========	==========

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                        HYBRID DYNAMICS CORPORATION

Dated: May 25, 2007	By:	/s/ LEONARD DUCHARME

      Leonard DuCharme
      Chief Executive Officer, and Director
      (Principal Executive Officer)

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ PAUL R. RESSLER
Paul R. Ressler
    President, and Director (Principal
Financial and Accounting Officer)

    /s/ DARREN JENSEN
Darren Jensen
    Treasurer, Secretary, and Director
(Principal Financial and Accounting Officer)