Form 10QSB
period 2007-03-31
HYBRID DYNAMICS CORP
filed 2007-06-04
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

24,215,695 shares outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format:       Yes [  ]   No [X]

HYBRID DYNAMICS CORPORATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)

March 31
2007
(Unaudited)

ASSETS
Current Assets:
Cash	$ 3,810
Accounts Receivable	10,162
Less: Allowance for doubtful accounts	(8,919)

Total Current Assets	5,052

Equipment	7,699
Less: Accumulated Depreciation	(2,376)

Total Equipment	5,323

Patents	15,314
Less: Accumulated Amortization	(1,225)

14,089

Total Assets	$ 24,464
============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$ 71,879
Accrued Wages & Payroll Tax	316,262
Accrued Expenses	3,853
Note Payable	1,205
Notes Payable Shareholders	27,708

Total Liabilities	420,907

Minority Interest in Subsidiary	6,101

Stockholders' Equity (Deficit)
Preferred Stock - $0.0001 par value, 900,000 shares authorized no shares issued and outstanding
Series A Preferred Stock - $2,500 stated value, 100,000 shares authorized no shares issued and outstanding
Common Stock - $.00015 par value, 99,000,000 shares authorized,
24,215,695 shares issued and outstanding	$ 3,632
Common Stock Subscription Receivable	(3,600)
Additional Paid-In Capital	478,364
Accumulated (Deficit)	(880,940)

Total Stockholders' Equity (Deficit)	(402,544)

Total Liabilities and Stockholders' Equity (Deficit)	$ 24,464
============

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For Three Month Period Ending March 31
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$ 224	$ 3,178
Cost of Goods Sold	64	2,201

Gross Profit	160	977

Operating Expenses
General and Administrative	99,039	82,466
Amortization	138	-
Depreciation	354	337

Total Operating Expenses	99,531	82,803

Other Expenses
Minority Interest Income	(318)	-
Interest Expense	767	856

Net Income (Loss)	$ (99,820)	$ (82,682)
	=============	=============

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For Three Months Ending
	March 31	March 31
	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities

Net (Loss)	$ (99,820)	$ (82,682)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & Amortization	492	337
Minority Interest	(318)	-
Changes in assets and liabilities:
Accounts receivable	(206)	3,647
Inventory	-	(517)
Employee advances	-	(3,500)
Accrued Wages & Payroll Tax	82,353	13,040
Accounts payable and accrued expenses	17,131	14,269

Net cash used by Operating Activities	$ (368)	$ (55,406)

Cash Flows from Investing Activities:
Capitalized patent costs	(113)	-
Purchase of fixed assets	(622)	$ (618)

Net cash used by Investing Activities	$ (735)	$ (618)

Cash Flows from Financing Activities:
Loans from shareholders	3,000	-
Additional Paid-in Capital		120,793
Common Stock par value		4,615

Net cash from Financing Activities	$ 3,000	$ 125,408

Net (Decrease) Increase in Cash	$ 1,897	$ 69,384
Cash at Beginning of Period	1,913	9,256

Cash at End of Period	$ 3,810	$ 78,640
	=============	=============

Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ 94

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three-month interim period ended March 31, 2007 and 2006 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2007.

Note 2 - Financial Statements and Basis of Presentation

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in this report.  For a complete set of footnotes, reference is made to the Company's Current Report on Form 10-KSB as filed with the Securities and Exchange Commission on May 31, 2007 and the audited financial statements included therein.

The accompanying unaudited financial statements include the accounts of the Company, the accounts of its wholly owned subsidiary Pukka USA, Inc. (as the accounting parent of the consolidated group) and the accounts of Red Iron Group LLC, a company under common control.  See Note 4.

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

Note 4 – Reverse Acquisition

Sunrise U.S.A. Incorporated, nka Hybrid Dynamics Corporation (“Hybrid”) entered into a Share Exchange Agreement with Pukka USA, Inc. (“Pukka”) and its shareholders on June 7, 2006.  This transaction was consummated on August 15, 2006 whereupon Hybrid issued 20,666,667 shares of its $0.00015 par value common stock in exchange for 100% of the issued and outstanding capital stock of Pukka.  Upon closing, the then officers and directors of Hybrid resigned and the persons designated by Pukka were appointed as the replacement officers and directors.  Upon closing the shareholders of Pukka received 93.87% of the post-closing voting common stock of Hybrid (the “Reverse Acquisition”).  The Reverse Acquisition has been accounted for as a purchase with Pukka as the purchaser and the accompanying unaudited consolidated financial statements include the accounts of Pukka as the accounting parent of the consolidated group for all periods presented and include the accounts of Hybrid from the date of acquisition.

Note 5 – Common Stock

As of March 31, 2007, the Company has 24,215,695 shares of its $0.00015 par value Common Stock issued and outstanding.

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

Note 6 – Officer’s Compensation

During the first quarter of 2007, the Company accrued $82,353 of accrued and unpaid officer compensation.  As of March 31, 2007 the Company’s executive officers were owed an aggregate of $316,262 in accrued and unpaid compensation.  The Company anticipates accruing unpaid compensation without interest until the Company’s cash flow permits the payment of the accrued compensation.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report.

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

Plan of Operation

OVERVIEW OF CURRENT BUSINESS

In the past, our business was the design, manufacturing, and distribution of light electric vehicles. At present, we are expanding our business interests in two areas: First, we have several hybrid-vehicle technologies under development, including a new type of electric-motor control, a hydraulic regenerative braking system, and a hybrid-vehicle architecture based on a three-motor paradigm. Second, we are moving from the LEV market into a segment of the licensed vehicle market, specifically, two and three-wheeled vehicles, which are classified in the USA and most other countries as scooters/motorcycles.  Our emphasis will be the application of our proprietary hybrid technologies to these two/three-wheeled vehicles.

We have four non-provisional patent applications pending publication that relate to our core technologies. As we further the development of these technologies, we are surrounding these core patents with additional patents and anticipate developing a catalog of intellectual property that will protect our position in the hybrid transportation space.

During the second and third quarters of 2007, we will finish prototyping of our first hybrid vehicle, a series hybrid street scooter, which we intend to feature a brushless motor; a traction-style, continuously variable transmission; and a bio-fuel ready, diesel engine powering an onboard charging system. We expect to complete development of these devices in 2007, as well as complete preparation for manufacturing in 2007.

Marketing of these products will begin in 2008. As a primary strategy, we will leverage our existing relationships to focus on Tier 1 retailers in North America during 2008, which dealers are typically organized in large purchasing cooperatives. Later in 2008 as the selling seasons change, we will expand into Central and South American distribution channels where two-wheeled vehicles are a primary form of transportation.

We will also proceed with development of our regenerative braking system and motor control system during 2007 and 2008. Development of these systems can be expedited by securing licensing rights to certain relevant technologies. We are currently negotiating with two different manufacturers which have such technologies.

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

Item 3.     Controls and Procedures

The Company implemented a new accounting system (with new accounting software) during 2006.  As a result of these changes, the Company experienced problems with the timely reporting of financial information for the period ending December 31, 2006, which resulted in the Company’s late filing of its Form 10-KSB.

The Company believes it has corrected the problems it encountered with its new system.  The Company now maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to management in a timely manner. The Company’s Chief Executive Officer (the principal executive officer of the Company) and the Company’s Treasurer (the principal financial and accounting officer of the Company) have evaluated this system of disclosure controls and procedures, and the corrective actions taken in respect of the problems encountered with its new accounting system, as of the end of the period covered by this quarterly report, and now believe that the system is operating effectively to ensure appropriate disclosure.

Other than as described hereinabove, there has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit No.	Exhibit
31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial & Accounting Officer
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Accounting Officer

* Filed herewith.

SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hybrid Dynamics Corporation

Date	May 31, 2007	/s/ LEONARD DUCHARME
Leonard DuCharme, CEO
Principal Executive Officer

Date	May 31, 2007	/s/ DARREN JENSEN
Darren Jensen, Treasurer
Principal Accounting Officer