Form 10KSB/A
period 2006-12-31
HYBRID DYNAMICS CORP
filed 2007-06-20
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
Amendment #1

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

                                                                        HYBRID DYNAMICS CORPORATION

Dated: June 19, 2007	By:	/s/ LEONARD DUCHARME

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