Form 10QSB
period 2007-06-30
HYBRID DYNAMICS CORP
filed 2007-08-14
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(801) 756-5831
(Issuer's telephone number)

(Former name, former address and former fiscal year,
if changed since last report

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
257,933 shares outstanding as of June 30, 2007.

Transitional Small Business Disclosure Format:

Yes [  ] No [X]

HYBRID DYNAMICS CORPORATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)

June 30, 2007 (Unaudited)

ASSETS
Current Assets:
Cash	$8,724
Accounts Receivable	9,736
Less: Allowance for doubtful accounts	(8,920)
Employee Advances	-
Inventory Asset	-

Total Current Assets	9,540

Equipment	7,078
Less: Accumulated Depreciation	(2,730)

Total Equipment	4,348

Patents	16,581
Less: Accumulated Amortization	(1,363)

Total Patents	15,218

Total Assets	$29,106
============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$148,267
Accrued Wages Payable Officers	-
Accrued Expenses	-
Notes and Accrued Interest Payable	80,991

Total Current Liabilities	229,258

Total Liabilities	229,258

Stockholders' Equity (Deficit)
Preferred Stock - $0.0001 par value, 900,000 shares authorized no shares issued and outstanding
Series A Preferred Stock - $2,500 stated value, 100,000 shares authorized no shares issued and outstanding
Common Stock - $.00015 par value, 99,000,000 shares authorized,
257,933 shares issued and outstanding	$39
Common Stock Subscription Receivable	(3,600)
Additional Paid-In Capital	860,673
Accumulated (Deficit)	(1,057,264)

Total Stockholders' Equity (Deficit)	(200,152)

Total Liabilities and Stockholders' Equity (Deficit)	$29,106
============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Month Period Ending June 30,		For the Six Month Period Ending June 30,

	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$ -	$ 11,394	$ 224	$ 14,572
Cost of Goods Sold	-	4,404	64	6,605

Gross Profit	-	6,990	160	7,967

Operating Expenses
General and Administrative	172,890	163,151	271,929	245,617
Stock based compensation	-	384,000	-	384,000
Marketing	-	-	-	-
Bad Debt Expense	-	2,184	-	2,184
Amortization	138	276	276	276
Depreciation	354	169	708	506

Total Operating Expenses	173,382	549,780	272,913	632,583

Other Expenses
Interest Expense	2,624	(448)	3,391	408
Other Income	-	-	-	-

Net Income (Loss)	$ (176,006)	$ (542,342)	$ (276,144)	$ (625,024)
	==========	===========	==========	==========

Net Income (Loss) Per Common Share	$ (0.71)	$ (4.05)	$ (1.10)	$ (4.67)
	==========	===========	==========	==========

Weighted Average Common Shares	247,896	133,912	251,040	133,838
	==========	===========	==========	==========

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities

Net (Loss)	$ (276,144)	$ (625,024)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & Amortization	984	782
Stock based compensation expenses	-	290,088
Warrants issued for services	-	94,320
Changes in assets and liabilities:
Accounts receivable	220	1,757
Allowance for doubtful accounts	-	2,184
Employee advances	-	(16,000)
Accrued wages	144,671	66,781
Accounts payable and accrued expenses	89,666	53,178

Net cash used by Operating Activities	(40,603)	(131,934)

Cash Flows from Investing Activities:
Capitalized patent costs	(1,380)	-
Purchase of fixed assets	-	-

Net cash used by Investing Activities	(1,380)	-

Cash Flows from Financing Activities:
Sale of common stock for cash	-	125,000
Loans from shareholders and investors	50,000	15,000
Payments on line of credit	(1,205)	(1,237)

Net cash from Financing Activities	48,795	138,763

Net (Decrease) Increase in Cash	$ 6,812	$ 6,829
Cash at Beginning of Period	1,912	9,256

Cash at End of Period	$ 8,724	$ 16,085
	============	============

Six Months Ended June 30

	2007	2006

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -
	============	============
Income Taxes	$ -	$ -
	============	============

Supplemental disclosure of non-cash investing and financing activities:

For the period ended June 30	$ -	$ -
	============	============

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to the Condensed Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)

Note 1 - Unaudited Financial Information

The unaudited financial information included for the six-month interim period ended June 30, 2007 and 2006 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented. The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2007.

Note 2 - Financial Statements and Basis of Presentation

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in this report.  For a complete set of footnotes, reference is made to the Company's Current Report on Form 10-KSB/A as filed with the Securities and Exchange Commission on June 20, 2007 and the audited financial statements included therein.

The accompanying unaudited financial statements include the accounts of the Company, the accounts of its wholly owned subsidiary Pukka USA, Inc. (as the accounting parent of the consolidated group) and the accounts of Red Iron Group LLC, a wholly owned subsidiary of Pukka.  See Note 4.

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

Note 5 – Capital Stock

Common Stock

As of June 30, 2007, the Company has 257,933 shares of its $0.00015 par value Common Stock issued and outstanding.

The Company has granted registration rights to the holders of 136,042 shares of the Company’s $0.00015 par value common stock under the terms of a Registration Rights Agreement dated June 7, 2006.  In addition, the holders of 83,333 shares of $0.00015 par value Common Stock although participants in the Registration Rights Agreement are subject to resale restrictions pursuant to the terms of a Lock-Up/Leak-Out Agreement dated June 7, 2006.

On July 10, 2007 the Company’s common stock began trading on the Over The Counter Bulletin Board (“OTCBB”) electronic quotation system under the trading symbol HYBY.

On June 27, 2007 the Company acquired the remaining minority member interests of Red Iron Group LLC in exchange for the issuance of 200 shares of common stock.  The acquisition has been accounted for as a purchase having a value of $6,101.

Reverse Stock Split

On July 6, 2007 the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation whereby the Company’s shares of issued and outstanding common stock will be reduced 1 for 100 by reverse split.  See Note 8 Subsequent Events.

Preferred Stock

The Company has 900,000 shares of $0.0001 par value shares of preferred stock authorized with no shares issued and outstanding.  This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors. As of June 30, 2007 no Preferred Stock had been issued.

Series A Convertible Preferred Stock

On November 14, 2006 the Company amended its Articles of Incorporation to designate 100,000 shares of preferred stock to be Series A Convertible Preferred Stock.  Each share of Series A Preferred Stock (a) has a stated value of $2,500 per share (“Stated Value”), (b) is non-voting, (c) includes a dividend of 5% per annum paid annually, (d) may be redeemed at any time for an amount equal to the Stated Value plus all accumulated and unpaid dividends, (e) may be converted into 10,000 shares of $0.00015 par value common stock, and has a (f) liquidation preference of $2,500 per share.  As of June 30, 2007 no shares of Series A Convertible Preferred Stock have been issued.

Note 6 – Accounts and Notes Payable

In May, 2007 the Company terminated its lease agreement for the Bluffdale, Utah office and warehouse space.  The Landlord has asserted a claim against the Company for approximately $85,000 representing his expenses and costs associated with terminating this lease.  The Company is negotiating the amount and terms of payment.  The accompanying financial statements include $30,353 of rent expense associated with the termination.

The Company entered into a note payable agreement on February 6, 2006. The principal balance of the note is $15,000, with an interest rate of 20% per annum. The accrued interest as of June 30, 2007 is $4,525. On August 1, 2007 the Company entered into an extension agreement with the note holder which provides for a due date of March 31, 2008 plus the issuance of 20,000 shares of restricted common stock and an additional $5,000 due at the maturity date.

The Company entered into a note payable agreement on April 18, 2007.  The principal balance of the note is $50,000 with an interest rate of 8% per annum.  The accrued interest as of June 30, 2007 is $811.  The note is convertible into shares of the Company’s common stock at anytime prior to the date of repayment at the rate of $0.15 per share.  The note is due on June 30, 2008.

Note 7 – Officer’s Compensation

During the second quarter of 2007, the officers of the Company agreed to forgive their accrued and unpaid compensation in the amount of $378,580.  The accompanying financial statements include $144,671 of officer compensation expense for the three months ending June 30, 2007 and include $378,580 of accrued and unpaid compensation that has been added to additional paid in capital.  The Company anticipates accruing unpaid compensation without interest until the Company’s cash flow permits the payment of the accrued compensation.

Note 8 – Subsequent Events

On July 6, 2007, the Company’s Board of Directors and a majority of the holders of the Company’s voting common stock (the “Consenting Stockholders”) adopted a resolution to:  (a) the adoption and filing of a Certificate of Amendment ("Certificate of Amendment") to the Articles of Incorporation of the Company to effect a reverse stock split, pursuant to which every one hundred (100) shares of the Company's outstanding Common Stock, would be exchanged for one (1) new share of Common Stock with no shareholder receiving less than 100 new shares, and (b) the adoption of Amendment #1 to the 2006 Qualified Incentive Stock Option Plan, providing that the aggregate number of shares reserved for purposes of the Plan shall be One Million (1,000,000) shares of the Company’s Common Stock, $0.00015 par value per share.

The Reverse Stock Split has been reflected in all of the attached financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report.

Forward Looking Statements

Because the Company intends to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding forward looking statements found in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. The Company disclaims any obligation to update forward-looking statements.

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

We have two non-provisional patent applications pending publication and two non-provisional patent applications which have been published, that relate to our core technologies. As we further the development of these technologies, we are surrounding these core patents with additional patents and anticipate developing a catalog of intellectual property that will protect our position in the hybrid transportation space.

During the fourth quarter of 2007 and the first quarter of 2008, we will finish prototyping of our first hybrid vehicle, a series hybrid street scooter, which we intend to feature a brushless motor; a traction-style, continuously variable transmission; and a bio-fuel ready, diesel engine powering an onboard charging system. We expect to complete development of these devices in the first quarter of 2008, as well as complete preparation for manufacturing in 2008.

Marketing of these products will begin in 2008. As a primary strategy, we will leverage our existing relationships to focus on Tier 1 retailers in North America during 2008, which dealers are typically organized in large purchasing cooperatives. Later in 2008 as the selling seasons change, we will expand into Central and South American distribution channels where two-wheeled vehicles are a primary form of transportation. In 2009, we will expand our distribution into Europe.

We will also proceed with development of our regenerative braking system and motor control system during 2008 and 2009. Development of these systems can be expedited by securing licensing rights to certain relevant technologies. We are currently negotiating with two different manufacturers which have such technologies.

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

The world-wide market for highly fuel-efficient two-wheeled vehicles is large and continues to grow in much of the world.  It is estimated that world-wide sales of two-wheeled vehicles is over 30 million units annually.  The two-wheeled vehicle market in the United States is estimated at $3 billion with over 1 million units sold in 2006.

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

RECENT DEVELOPMENTS

In June 2007, the Company acquired the remaining 25% membership interest in Red Iron Group, LLC from Cary Peterson and Larry Peterson in exchange for 20,000 shares of its $0.00015 par value common stock. Red Iron Group was formerly a product distribution company that operated within the motorsports market and which handled all Pukka products distribution.

In May 2007, the company vacated its Bluffdale, Utah facility and is in the process of negotiating a lease termination agreement.

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

PART II           OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 18, 2007 the Company issued its $50,000 convertible promissory note in a private placement transaction exempt from registration to an “accredited investor” having prior access to all material information about the Company.  This offering and sale of securities qualified for exemption under Section 4(2) and/or Section 4(6) of the Securities Act, since the issuance by the Company did not involve a public offering. The offering was not a public offering as defined in Section 4(2) and/or Section 4(6) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. The Company did not undertake an offering in which the Company sold securities to a large number of investors.  In addition, such investor(s) had the necessary investment intent as required by Section 4(2) and/or Section 4(6) since they agreed to, and received, certificates bearing a legend stating that such securities are restricted. This restriction ensures that the securities will not be immediately redistributed into the market and therefore not be part of a public offering. This offering was done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) and/or Section 4(6) of the Securities Act for this transaction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On July 6, 2007, the Company’s Board of Directors and a majority of the holders of the Company’s voting common stock (the “Consenting Stockholders”) adopted a resolution to:  (a) the adoption and filing of a Certificate of Amendment ("Certificate of Amendment") to the Articles of Incorporation of the Company to effect a reverse stock split, pursuant to which every one hundred (100) shares of the Company's outstanding Common Stock, would be exchanged for one (1) new share of Common Stock, and (b) the adoption of Amendment #1 to the 2006 Qualified Incentive Stock Option Plan, providing that the aggregate number of shares reserved for purposes of the Plan shall be One Million (1,000,000) shares of the Company’s Common Stock, $0.00015 par value per share, and the Consenting Stockholders have, in addition, consented to (c) the election of the existing directors to additional terms and (d) the appointment of Pritchett, Siler & Hardy, P.C. as auditors of the Company for 2007.

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

Hybrid Dynamics Corporation

Date	August 13, 2007	/s/ LEONARD DUCHARME
Leonard DuCharme, CEO
Principal Executive Officer

Date	August 13, 2007	/s/ DARREN JENSEN
Darren Jensen, Treasurer
Principal Accounting Officer