Form 10QSB
period 2007-09-30
HYBRID DYNAMICS CORP
filed 2007-11-15
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

5,187,285 shares outstanding as of October 31, 2007.

Transitional Small Business Disclosure Format:

Yes [  ]   No [X]

HYBRID DYNAMICS CORPORATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)

September 30
2007
(Unaudited)

ASSETS
Current Assets:
Cash	$1,599
Accounts Receivable	12,991
Less: Allowance for doubtful accounts	(8,920)

Total Current Assets	5,670

Equipment (net of accumulated depreciation of $3,084)	3,994
Patents (net of accumulated amortization of $1,501)	15,129

Total Assets	$24,793
==============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$178,474
Accrued Expenses	118
Notes and Accrued Interest Payable	31,008

Total Current Liabilities	209,600

Long Term Note Payable	51,811

Total Liabilities	261,411

Stockholders' Deficit
Preferred Stock - $0.0001 par value, 340,000 shares authorized no shares issued and outstanding
Series A Preferred Stock - $5.00 stated value, 660,000 shares authorized no shares issued and outstanding
Common Stock - $.00015 par value, 99,000,000 shares authorized,
5,187,285 shares issued and outstanding	$778
Additional Paid-In Capital	987,304
Accumulated (Deficit)	(1,224,700)
Total Stockholders' Deficit	(236,618)

Total Liabilities and Stockholders' Equity (Deficit)	$24,793
==============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Month Period		For the Nine Month Period
	Ending September 30,		Ending September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$4,982	$220	$19,553
Cost of Goods Sold	-	4,758	64	11,363

Gross Profit	-	224	156	8,190

Operating Expenses
General and Administrative	117,389	164,743	388,514	408,246
Stock based compensation	45,210	-	45,210	384,000
Marketing	542	-	542	-
Bad Debt Expense	-	-	-	2,184
Amortization	138	138	414	414
Depreciation	354	354	1,062	2,184

Total Operating Expenses	163,633	165,235	435,742	797,028

Other Expenses
Minority interest income	-	-	-	-
Interest Expense	4,121	399	7,994	1,596
Reverse acquisition	-	79,975	-	79,975

Total Other Expenses	4,121	80,374	7,994	81,571

Net (Loss)	$(167,754)	$(245,385)	$(443,580)	$(870,409)
	=========	=========	=========	=========

Net (Loss) Per Common Share	$(0.07)	$(1.00)	$(0.49)	$(3.56)
	=========	=========	=========	=========

Weighted Average Common Shares Outstanding	2,338,905	244,906	920,344	244,906
	=========	=========	=========	=========

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Month Period
	Ending September 30.
	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities

Net (Loss)	$(443,580)	$(870,408)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & Amortization	1,476	1,948
Stock based compensation expenses	45,210	290,088
Warrants issued for services	(3,600)	94,320
Reverse Acquisition	-	20,499
Changes in assets and liabilities:
Accounts receivable	966	(4,544)
Allowance for doubtful accounts	-	2,184
Investment in Pukka	(6,701)	-
Employee advances	-	(3,500)
Inventory	-	4,564
Accrued Expenses	4,138	59
Accrued wages	233,910	160,822
Accounts payable and accrued expenses	118,898	114,713

Net cash used by Operating Activities	(49,283)	(189,255)

Cash Flows from Investing Activities:
Capitalized patent costs	(1,428)	-
Purchase of fixed assets	-	-

Net cash used by Investing Activities	(1,428)	-

Cash Flows from Financing Activities:
Sale of common stock for cash	-	125,000
Loans from shareholders and investors	50,437	15,000
Payments on line of credit	(39)	(1,859)
Increase in deferred income	-	43,400
Cash received on stock subscription	-	6,600

Net cash from Financing Activities	50,398	188,141

Net (Decrease) Increase in Cash	$(313)	$(1,114)
Cash at Beginning of Period	1,912	9,256

Cash at End of Period	$1,599	$8,142
	===========	===========

Nine Months Ended September 30,
	2007	2006

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
	===========	===========
Income Taxes	$-	$-
	===========	===========

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for acquisitions (See Note 8)	$-	$-
	===========	===========
Repayment of advances to former officer	$-	$14,258
	===========	===========

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to the Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

Note 1 - Unaudited Financial Information

The unaudited financial information included for the nine-month interim period ended September 30, 2007 and 2006 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented. The results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2007.

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

The accompanying unaudited financial statements include the accounts of the Company, the accounts of its wholly owned subsidiary Pukka USA, Inc. (as the accounting parent of the consolidated group), the accounts of Red Iron Group LLC, the accounts of Fire Ant Corporation, and the accounts of Infomac Corporation, all are wholly owned subsidiaries of Pukka.  See Notes 4, 5 and 8.

Note 3 – Going Concern

Our current funds are less than necessary for commercialization of our planned products, and therefore we will need to obtain additional debt or equity financing in order to carry out our business plan. We anticipate that up to $2,000,000 of additional working capital will be required over the next 12 months to finance the costs and expenses associated with the market introduction of our products through joint venture partners or otherwise. We do not have sufficient cash on hand to meet these anticipated obligations.

We do not currently have any commitments for financing and we may not be able to find such financing and if available, such financing may not be available on reasonable terms.  Obtaining additional financing is subject to a number of factors, including market conditions and overall investor sentiment, and such factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Our present operations depend upon the continued support of our shareholders and executive officers, and our continuation as a going concern is dependent upon continued financial support from these parties.

Note 4 – 2006 Reverse Acquisition

Hybrid Dynamics Corporation (“Hybrid”) entered into a Share Exchange Agreement with Pukka USA, Inc. (“Pukka”) and its shareholders on June 7, 2006.  This transaction was consummated on

August 15, 2006 whereupon Hybrid issued 206,667 shares of its $0.00015 par value common stock in exchange for 100% of the issued and outstanding capital stock of Pukka.  Upon closing, the then officers and directors of Hybrid resigned and the persons designated by Pukka were appointed as the replacement officers and directors.  Upon closing the shareholders of Pukka received 93.87% of the post-closing voting common stock of Hybrid (the “Reverse Acquisition”).  The Reverse Acquisition has been accounted for as a purchase with Pukka as the purchaser and the accompanying unaudited consolidated financial statements include the accounts of Pukka as the accounting parent of the consolidated group for all periods presented and include the accounts of Hybrid from the date of the Reverse Acquisition.

Note 5 – Capital Stock

Common Stock

As of September 30, 2007, the Company has 5,187,285 shares of its $0.00015 par value common stock issued and outstanding.

The Company has granted registration rights to the holders of 158,042 shares of common stock under the terms of a Registration Rights Agreement dated June 7, 2006.  In addition, the holders of 83,333 shares of these shares are subject to resale restrictions pursuant to the terms of a Lock-Up/Leak-Out Agreement dated June 7, 2006.

On July 10, 2007 the Company’s common stock began trading on the Over The Counter Bulletin Board (“OTCBB”) electronic quotation system under the trading symbol HBDY.

On June 27, 2007 the Company issued 200 shares of common stock in exchange for the remaining minority member interests of Red Iron Group, LLC.  The accompanying financial statements have recorded the acquisition as a purchase with a value of $6,101.

On August 1, 2007 the Company issued 20,000 shares of restricted common stock in consideration for a Promissory Note Extension Agreement to extend the maturity date of a $15,000 Promissory Note dated February 6, 2006 to March 31, 2008.  The accompanying financial statements include $600 as stock based interest expense and $2,859 of accrued interest expense for the nine months ended September 30, 2007.

On August 23, 2007 the Company issued 1,410,000 shares of restricted common stock upon the consummation of a Plan and Agreement of Stock Exchange (the “Infomac Exchange Agreement”) with the shareholders of Infomac Corporation (“Infomac”), a Nevada corporation, wherein the Company acquired 100% of the issued and outstanding capital stock of Infomac.

On August 23, 2007 the Company issued 2,000,000 shares of restricted common stock upon the consummation of a Plan and Agreement of Stock Exchange (the “FAC Exchange Agreement”) with the shareholders of Fire Ant Corporation (“FAC”), a Utah corporation, to acquire 100% of the issued and outstanding capital stock of FAC.

On August 23, 2007 the Company issued 330,000 shares of stock under its 2007 Consultants Stock Plan to three consultants as partial payment for services previously rendered in the aggregate amount of $9,900.

On August 27, 2007 the Company issued 264,000 shares to each of its three investor relations firms in extension of their agreements through August 27, 2008.  The accompanying financial statements include $23,760 of stock based compensation expense for the three months September 30, 2007.

On August 28, 2007 the Company issued 385,000 shares of common stock, to an Infomac consultant and former director of the Company for post-acquisition services. The Company filed a Form S-8 Registration Statement with the SEC on September 10, 2007 providing for the registration of these shares.  The accompanying financial statements include $11,550 as stock based compensation expense for the three months ended September 30, 2007.

2007 Reverse Stock Split

On August 10, 2007 the Company effected an amendment to the Company’s Articles of Incorporation whereby the Company’s shares of issued and outstanding common stock were reduced 1 for 100 by reverse split.  No fractional shares were issued and the Company issued an additional 7,928 shares to shareholders receiving the minimum of 100 shares.

2006 Qualified Incentive Stock Option Plan

The 2006 Qualified Incentive Stock Option Plan (the “Qualified Plan”) effective as of September 21, 2006, the date of its adoption by the Board and approval by a majority of the Company's stockholders.  The Qualified Plan is intended to meet the requirements for favorable income tax treatment pursuant to the IRC as a qualified employee incentive plan.  The Qualified Plan provides for the issuance of options for the purchase of up to 1,000,000 shares of the Company’s restricted $0.00015 shares of Common Stock at a price to be no less than the fair value of the Company’s shares of common stock on the date of grant.  Awards under the Plan may only be made to employees of the Company and the Qualified Plan provides for termination of the options granted upon the termination of employment.  The Qualified Plan stock options and the common stock which may be issued pursuant to the Plan stock options are not registered securities, and the Company has no obligation to register such securities.  There are no options granted or outstanding as of September 30, 2007.

2007 Consultant’s Stock Plan

On August 15, 2007 the Board of Directors approved the adoption of the Company’s 2007 Consultant’s Stock Plan which provides for the issuance of up to 1,000,000 shares of Company’s $0.00015 shares of Common Stock at a price to be no less than the fair value of the Company’s shares of common stock on the date of grant.  On August 21, 2007 the Company filed SEC Form S-8 in registration of shares to be issued pursuant to this plan.  As of September 30, 2007 the Company has issued 330,000 shares under this plan and there are 670,000 shares unissued.

Preferred Stock

The Company has 1,000,000 shares of $0.0001 par value shares of preferred stock authorized with no shares issued and outstanding.  This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors.

Series A 8% Convertible Preferred Stock

On September 17, 2007 the company filed an Amendment to its Certificate of Designation to no longer authorize any “Series A 5% Convertible Preferred Stock,” originally designated on November 14, 2006. The Amendment designates 660,000 shares of its preferred stock as “Series A 8% Convertible Preferred Stock.” Each share of Series A Preferred Stock (a) has a stated value of $5.00 per share (“Stated Value”), (b) is non-voting, (c) includes a dividend of 8% per annum paid annually, (d) may be redeemed at any time for an amount equal to the Stated Value plus all accumulated and unpaid dividends, (e) may be converted into 10 shares of $0.00015 par value common stock, and has a (f) liquidation preference of $5.00 per share plus all accumulated and unpaid dividends.  As of September 30, 2007 no shares of Series A 8% Convertible Preferred Stock have been issued or are outstanding.

Note 6 – Accounts and Notes Payable

In May, 2007 the Company terminated its lease agreement for its Bluffdale, Utah office and warehouse space.  The Landlord has asserted a claim against the Company for approximately $85,000 representing his expenses and costs associated with terminating this lease.  The Company is negotiating the amount and terms of payment.  The accompanying financial statements for the nine months ending September 30, 2007 include $30,353 of rent expense associated with the termination.

The Company has an unsecured promissory note payable in the principal amount of $15,000, with interest at the rate of 20% per annum originally due on February 6, 2007. The accrued interest as of September 30, 2007 is $5,350. On August 1, 2007 the Company entered into an extension agreement with the note holder which provides for a due date of March 31, 2008 plus the issuance of 20,000 shares of restricted common stock and agreement to pay an additional $5,000 due at the extended maturity date.  The accompanying financial statements include $825 and $2,475 as accrued interest expense for the three and nine months ended September 30, 2007, respectively.

Long-Term Note Payable

The Company has an unsecured convertible promissory note in the principal amount of $50,000 with interest at the rate of 8% per annum originally due on June 30, 2008.  The accrued interest as of September 30, 2007 is $1,811.  The note is convertible into shares of the Company’s common stock at anytime prior to the date of repayment at the rate of $15.00 per share.  The noteholder has agreed to extend the due date of this note to December 31, 2008 in exchange for the Company’s agreement to permit conversion of the note at $0.15 per common share.

At the date of issuance, the Company determined that there is no beneficial conversion feature as the conversion price was greater than the Company’s stock price on the date the note was issued.  As of September 30, 2007 this note is convertible into 333,333 shares of restricted common stock.  The accompanying financial statements include $1,000 and $1,811 as accrued interest expense for the three and nine months ended September 30, 2007 respectively.

Note 7 – Officer’s Compensation

The Company has employment agreements with its three executive officers.  The agreements provide for the payment of monthly compensation in the aggregate amount of $27,451. The Company’s financial resources are not sufficient to permit the payment of this compensation and the officers have agreed to contribute the accrued and unpaid compensation through September 30, 2007 to additional paid in capital.  The accompanying financial statements include $81,352 and

$247,057 of officer compensation expense for the three and nine months ended September 30, 2007, respectively and $453,966 of accrued and unpaid compensation as an addition to additional paid in capital.

Note 8 – Acquisitions

Infomac Corporation

On August 23, 2007 the Company issued 1,410,000 shares of restricted common stock in exchange for 100% of the outstanding capital stock of Infomac Corporation (“Infomac”), a Nevada corporation.  Infomac was incorporated on February 5, 2004 and is the holder of a distributorship agreement with Microtrak GPS, Inc. a manufacturer of GPS enabled tracking devices for cars, motorcycles, scooters and mobile equipment which devices are suitable for use with the Company’s products.  The Company determined to avail itself of the opportunity to acquire Infomac and acquire the distributor rights for Microtrak GPS products.  At the time of the acquisition the controlling shareholders of Infomac are also shareholders of the Company, accordingly the accompanying financial statements include the accounts of Infomac from the date of acquisition at their historic cost.  Infomac had no capitalized cost of assets and no liabilities on the date of acquisition and all costs and expenses associated with the acquisition of the distributorship agreement were expensed in periods prior to the date of acquisition.

Fire Ant Corporation

On August 23, 2007 the Company issued 2,000,000 shares of restricted common stock in exchange for 100% of the capital stock of Fire Ant Corporation (“Fire Ant”), a Utah corporation.  Fire Ant was incorporated on August 6, 2007 and is the holder of the intellectual rights, drawings, and plans for a spring-loaded, regenerative braking system for light electric and hybrid vehicles.  At the time of the acquisition the controlling shareholders of Fire Ant are also directors and controlling shareholders of the Company, accordingly the accompanying financial statements include the accounts of Fire Ant from the date of acquisition at their historic cost.  Fire Ant had no capitalized cost of assets and no liabilities on the date of acquisition.

Item 2.   Management's Discussion and Analysis or Plan of Operation

The following discussion of our plan of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report.

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

Plan of Operation

OVERVIEW OF CURRENT BUSINESS

In the past, our business was the design, manufacturing, and distribution of a light electric vehicle known as the Pukka 400GXC which was manufactured in China and distributed in the United States through our dealer network and several large retail stores. At present, we are modifying our product line and business interests in two areas: First, we have several hybrid-vehicle technologies under development with patent applications pending, including a new type of electric-motor control, a hydraulic regenerative braking system, and a hybrid-vehicle architecture based on a three-motor paradigm. Second, we are moving from the light electric vehicles (“LEV”) market into a segment of the licensed vehicle market, specifically, two and three-wheeled vehicles, which are classified in the United States and most other countries as scooters/motorcycles.  Our emphasis is the application of our patented hybrid technologies to these two/three-wheeled vehicles.

We have two non-provisional patent applications pending publication and two non-provisional patent applications which have been published, that relate to our core technologies. As we further the development of these technologies, we are surrounding these core technologies with additional patentable technology and are developing a catalog of hybrid technology products for commercial use in the hybrid transportation market.

During the fourth quarter of 2007 and the first quarter of 2008, we expect to finish the development of our first hybrid prototype street scooter, which will feature a brushless motor; a traction-style, continuously variable transmission; and a bio-fuel ready, diesel engine powering an onboard charging system. We expect to complete development of the prototype and its incorporated devices and begin manufacturing in 2008.

Marketing of these products is expected to begin in 2008. Initially, we intend to leverage our former distributor and retailer relationships with a focus on Tier 1 retailers in North America, which retailers are typically organized in large purchasing cooperatives.  As we progress, our plans are to expand into Central and South American distribution channels where two-wheeled vehicles are a primary form of transportation. In 2009, we intend to expand our distribution to European markets if world market conditions permit.  Sales and marketing will be dependent upon many factors, including but not limited to, our ability to obtain the necessary capital for the completion of our research and development activities, the purchase of vehicles and parts inventory, our ability to finance sales and accounts receivable, find and employ sales and distribution personnel among other things.

Our regenerative braking system and motor control system need to be incorporated with third-party products to become commercially marketable. We are currently negotiating with two different manufacturers which have such technologies and we anticipate that development of these systems will continue in 2008 with commercial introduction expected by 2009.

OUTLOOK

The price of world oil has now exceeded $95 per barrel and many industry analysts agree that fuel prices will continue to increase in coming years, a forecast based on inelastic world supplies versus an increasing global demand, especially among developing nations, in conjunction with political unrest in many of the world's largest oil producing regions. Already these conditions have lead to a sharp increase of fossil fuel prices over the past two years, which increase has catalyzed a burgeoning market for new technologies designed to increase fuel economy in commuter, as well as, commercial vehicles.

The world-wide market for highly fuel-efficient two-wheeled vehicles is large and continues to grow in much of the world.  It is estimated that world-wide sales of two-wheeled vehicles is over 30 million units annually.  The two-wheeled vehicle market in the United States is estimated at $3 billion with over 1 million units sold in 2006.

The world-wide market for vehicle propulsion technologies which are fuel efficient and which utilize hybrid forms of energy including electric motors, is newly developing. In addition, recent trends indicate an emerging market segment of micro-automobiles throughout much of the world. Smart Car, perhaps the largest brand in the micro-car segment, has recently announced its intent to introduce its models into North America. Other brands such as GEM and Reva, an Indian manufacturer of micro, electric cars, are also expanding their world-wide operations.

The commercial development of our technologies in both the United States and foreign markets will be dependent upon overall prevailing worldwide economic conditions over time, and particularly the prevailing economic conditions in the United States.

RECENT DEVELOPMENTS

On July 2, 2007 the Company’s shares of common stock were listed for trading on the Over The Counter Bulletin Board (“OTCBB”).  The trading symbol is HBDY.

On August 10, 2007, the company filed a Certificate of Amendment ("Certificate of Amendment") to the Articles of Incorporation of the Company to effect a reverse stock split, pursuant to which every one hundred (100) shares of the Company's outstanding Common Stock, would be exchanged for one (1) new share of Common Stock, with no shareholder receiving less than 100 new shares.

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

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

      Exhibit No.

                           Exhibit

3.1 *
Amendment # 4 to Articles of Incorporation creating Series A 8% Convertible Preferred Stock.

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

Hybrid Dynamics Corporation

Date
November 14, 2007
/s/ LEONARD DUCHARME

Leonard DuCharme, CEO

Principal Executive Officer

Date
November 14, 2007
/s/ DARREN JENSEN

Darren Jensen, Treasurer

Principal Accounting Officer