Form 10KSB
period 2007-12-31
HYBRID DYNAMICS CORP
filed 2008-04-01
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2007

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

Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.

Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

State Issuer’s revenues for its most recent fiscal year:  $166.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 2008: $1,030,940.

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

As of March 21, 2008 there were 5,437,285 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [X]

HYBRID DYNAMICS CORPORATION

INDEX

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and the documents incorporated by reference herein contain forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies.

We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "will," "plan," "predict," "project" and similar terms and phrases, including references to assumptions, in this annual report on Form 10-KSB and our incorporated documents to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

  general economic and industry conditions;
  our history of losses, deficits and negative operating cash flows;
  our limited operating history;
  industry competition;
  environmental and government regulation;
  protection and defense of our intellectual property rights;
  reliance on, and the ability to attract, key personnel;
  other factors including those discussed in "Risk Factors" in this annual report on Form 10-KSB and our incorporated documents.

You should keep in mind that any forward-looking statement made by us in this annual report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this annual report after the date of filing, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this annual report or elsewhere might not occur.

In this annual report on Form 10-KSB the terms "Hybrid," "Company," "we," "us" and "our" refer to Hybrid Dynamics Corporation and its subsidiaries.

Item 1.     Description of Business

General

Hybrid Dynamics Corporation (“Hybrid”), (fka as Sunrise U.S.A., Incorporated), was incorporated on July 22, 1999 in the State of Nevada and is a non-operating holding company.  Our principal operating subsidiary, Pukka USA, Inc. (“Pukka”) was originally formed as Pukka USA, LLC, a Utah limited liability company, on November 21, 2002 and converted under Utah law to a Utah corporation, on February 2, 2006.  On August 15, 2006, Hybrid, Pukka and the shareholders of Pukka closed upon a Share Exchange Agreement whereby the shareholders of Pukka exchanged 100% of their shares of Pukka common stock for 93.87% of the post-closing issued and outstanding shares of Hybrid, with Pukka thereby becoming a wholly owned subsidiary of Hybrid.

The Company has developed motor-control systems and hybrid drive-train technologies for use in electric and hybrid motorized vehicles for which we have several patent applications pending.  We are developing a prototype electric motor powered scooter which we intend to manufacture and distribute under our own brand name.  In addition we intend to expand our brand to the manufacture and distribution of other electric motor-sports vehicles.

Subsidiaries

In addition to Pukka, our principal operating subsidiary, we have the following wholly owned subsidiaries: Pukka is the owner of 100% ownership of Red Iron Group, LLC (“RIG”), a Utah limited liability company, pursuant to its acquisition on June 27, 2007 upon the issuance of 200 shares of Hybrid’s common stock.  Pukka also owns 100% of the outstanding capital stock of Infomac Corporation (“Infomac”), a Nevada corporation Company, which it acquired on August 23, 2007 upon the issuance of 1,410,000 shares of restricted common stock of Hybrid.  Also on August 23, 2007, Pukka acquired 100% of the capital stock of Fire Ant Corporation (“Fire Ant”), a Utah corporation, in exchange for the issuance of 2,000,000 shares of restricted common stock of Hybrid.

Business Development

The Company’s revenue had been derived from the sale of an electric mini-bike known as the Pukka GX400C.  Sales of this product, though originally strong, declined from $885,046 in 2004 to $231,151 in 2005 to the point that we no longer offer this product for sale.  The decline was brought about by the imposition of restrictions by various state and local authorities on the use of unlicensed motorized vehicles on public roads and streets.  Though there is no restriction on the use of such products on private property, public roadway restrictions limit their usefulness and serve to reduce the market for products of this type.

Our Proprietary Technologies

We have developed four (4) patent pending motor-control systems and hybrid drive-train technologies for use in electric and hybrid motorized vehicles which we believe to be unique in the application of the following:

(i)	On December 1, 2005 we filed a patent application for a maximum efficiency control device (“MEC”) that will allow an electric motor to run more efficiently by operating at or near it peak operating limit for a higher percentage of total operating time.

(ii)	On November 3, 2005 we filed a patent application for a hydraulic regenerative braking system (“HRB”) for capturing a moving vehicle’s kinetic energy for use in braking or battery recharging. An update to this patent application was file on December 12, 2005.

(iii)	On November 3, 2005 we filed a patent application for an integrated extended range propulsion system (“ERT”) linking three drive motors to the same transmission.

(iv)	On October 4, 2004 we filed a patent application for a split-rim wheel (“Split-Rim”) that encapsulates a multi-speed planetary gear type transmission for light vehicles having small diameter wheels and small motors.

All of the foregoing patents were applied for in the name of one or more of our founders in 2004 and 2005.  Each patent was assigned to the Company on December 15, 2005.

In addition to the foregoing, on August 23, 2007 we acquired the rights to a spring-loaded, regenerative braking system for light electric and hybrid vehicles in connection with our acquisition of Fire Ant Corporation.

Proprietary Technology Commercial Initiatives

MEC (Maximum Efficiency Control)

MEC’s basic motor-control architecture is in place.  Work will proceed on transmission control circuitry throughout 2008.  The commercialization of MEC technology is anticipated to commence in Q4 of 2008 with the anticipated release of the Pukka HX 3.0 hybrid street scooter (see Our Two-Wheeled Vehicle Products, below), a product, which based on its MEC control circuitry and its planned gear-based CVT drive train, will, in itself, constitute a significant improvement in the state of the art for two-wheeled, personal-transportation devices.

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

HRB, which within the Hybrid Dynamics’ paradigm for multi-motor drive-train design, functions (1) as a support system for MEC and (2) as a support system for the battery regeneration system, will be commercialized in 2009 on the Pukka ST 2—a three-wheeled, personal transportation device featuring an enclosed cockpit and a solar, battery-regeneration system. The ST2, which should have an initial range of 40 miles and a solar recharging time of approximately four hours, depending on available sunlight, will be for many commuters the world over, a genuine zero-emissions transportation solution.  For commuters requiring additional range, the ST2’s hybrid capability will allow unlimited range.

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

Split-Rim Wheel

The split-rim technology is designed specifically to allow manufacturers of small, non-street-legal vehicles utilizing small wheels of less than 10 inches in diameter to apply off-the-shelf, hub-style planetary gear sets as multi-speed transmissions.  Commercialization of this technology is anticipated to be licensed to manufacturers of such technologies.

Our Two-Wheeled Vehicle Products

The Company has begun its transition from light electric vehicles to the hybrid street scooter market. At present, approximately 120 GX400C units are available to dealers through Pukka South Distributing of Tyler, Texas, which markets the product and fills dealer orders as and when received.  The Army & Air Force Exchange Service (AAFES) is selling its remaining inventory and continues to service its customers. Approximately, 20 boutique dealers nation-wide distribute the GX400C. The estimated inventory in these dealers is about 45 units.  However, the Company intends to discontinue this line of product.  Rather, the Company intends to introduce a new line of two-wheel products in 2008 and 2009, all of which we anticipate will be operable on public streets.  We have entered into discussions with the AAFES rep, who has expressed a desire to distribute our new line of products, and we expect them to join our top five US dealers in a product beta testing program.

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

Manufacturing of Our Two-Wheeled Vehicle Products

None of our products will incorporate components that we believe will pose sourcing problems. Our primary manufacturing partner is Nortek (Macao Commercial Offshore) Limited (“Nortek”), a company with multiple manufacturing facilities in southeast China. We consider Nortek a close partner and ally since 2002, having built a mutual level of respect and trust.  Nortek is the sole manufacturer of Pukka’s current line of products and its principal is an equity holder in Pukka.

Market Opportunity

Oil Dependency - Strategic Issues

The United States has only 2% of the world's oil reserves, but consumes 25% of the world's production. In 1973, 35% of our oil was coming from foreign sources, while today it is approximately 60% and expected to equal 64% by 2020. The number one contributor to our foreign trade deficit is imported oil. The International Energy Agency expects that world demand for oil will continue to rise as China and India become more industrialized. China recently became the third largest producer of vehicles with nearly 6 million new vehicles each year entering the market. Hybrid believes that the need for non-petroleum based transportation options is critical and that its vehicle offerings can fill this need.

Escalating Concerns over Environmental Issues

Air pollution and global warming issues have raised public awareness and increased Americans' environmental consciousness to levels never seen before. According to a May 2006 Consumer Reports study, 37% of respondents surveyed reported that they were considering replacing their current vehicle with one with greater fuel economy. According to an August 2006 Consumer Reports survey, nearly two-thirds of respondents are considering purchasing vehicles with alternative power-trains and 51% are considering a flexible-fuel vehicle for their next purchase. Many buyers of hybrids have stated that they prefer to buy a plug-in hybrid or pure electric car. We believe this type of consumer sentiment represents a large opportunity for us as we begin manufacture of our vehicles.

Electric Vehicle Market

The electric vehicle industry, which provides an alternative to petroleum driven vehicles, is still in its nascent stage with only approximately 56,000 EV vehicles on the road today. However, according to a recent report titled "Electric Vehicles Forecasts, Players and Opportunities 2005-2015," the EV industry is large and prosperous with $31.1 billion in sales globally in 2005 and current estimates project that by 2015, the industry will have grown to 7.3 times its 2005 value.

Electric vehicles run on electricity stored in batteries. The common reason cited against the widespread use of electric vehicles is their limited range capabilities. To date, these Low Speed Vehicles or neighborhood electric vehicles are being used for making short trips. Studies have shown that 90% of all second car driving is less than 21 miles per day, and that the majority of these vehicles travel less than 10 miles a day. If these studies are accurate, then for the current market, range is not a real objection.  Moreover, battery companies have developed advanced VRLA and lithium battery technologies that are coming into the market and we anticipate having these battery systems available by the second quarter of 2008, which will allow for longer range capabilities of our electric vehicle offerings, and faster charging solutions.

There are many benefits to purchasing, owning and operating an electric vehicle, as opposed to their petro-combustion engine counterparts.

CLEANER VEHICLES - An electric vehicle is a zero emission vehicle and its motor produces no exhaust or emissions. While the production of electricity does produce emissions, this production is still over 90% more efficient than the internal combustion engine.

NATIONAL SECURITY AND OIL INDEPENDENCE - One of the largest segments of our national military budget is the defense of foreign oil fields. The largest segment of the foreign trade deficit is foreign oil. Electric vehicles are powered by off peak electrical power that is typically from hydro, solar, nuclear or domestic coal production.

GLOBAL WARMING MITIGATION - CO2 has been identified as a major gas contribution to global warming. Electric vehicles can displace up to 10,000 pounds of CO2 per unit per year.

OPERATING COST - The cost to operate an electric vehicle is approximately $0.03 per mile, compared to $0.17 or more for gas vehicles. Individuals and businesses that purchase electric vehicles may also qualify for various tax credits and other incentives from governmental agencies.

MAINTENANCE - Service requirements for electric vehicles are much less than those for gas powered vehicles. Electric vehicles do not require tune-ups, oil changes, timing belts, water pumps, radiators, fuel injectors, or tailpipes. The primary ongoing maintenance is replacement of the battery, which will typically occur every 3 to 5 years.

HEALTH - Many types of cancer have been linked directly to Benzene a known carcinogen in gasoline. Air pollution has been named as the largest health threat to Americans by the American Lung Association. Electric vehicles do not use or burn gasoline.

We believe that the patents we have applied for and our early entry into the hybrid-propulsion market will provide us with a competitive advantage. However, our long-term success will depend on whether we are able to develop superior products and market them effectively.

Research and Development

Since 2002, the founders have invested more than five years of full-time labor in developing the company’s catalog of intellectual properties as well as its distribution and manufacturing relationships. However, the Company continues to require additional funding to support its ongoing business development and commercialization of our technologies.  In fact, several of our technologies are at early stages of development and require further work before completion. If we fail to invest in research and development, our products could become less competitive and less attractive.

Governmental Regulations

Vehicles intended for use on public roadways must satisfy regulations implemented by the United States Department of Transportation (“DOT”) and by the corresponding agencies in other countries.

Our vehicles are also subject to environmental regulations. In the United States, the Environmental Protection Agency implemented new engine emissions standards during 2006. It will be difficult, and in many cases impossible, for two-stroke engines to meet these standards. These new standards present a competitive advantage for us, since two-stroke engines power many of our competitors’ light vehicles.  None of our products are intended to be powered by two-stroke engines.

The market for our light electric vehicle GX400C has recently decreased in certain markets, primarily due to the passage of laws in some jurisdictions that limit the use of vehicles like the GX400C on public roadways. However, we expect that our future products will meet the requirements of the DOT for road travel.

Competitive Conditions

We expect to face intense competition throughout the world for our products and technologies from current manufacturers of two-wheeled vehicles and automobiles as well as from new, emerging, vehicle manufacturers. On the market today throughout the world there are many reasonable-quality, low-cost, light gasoline-powered vehicles that have proven popular, such as scooters from Kymco and Honda, as well as multiple brands from Chinese manufacturers.  Because the market is growing rapidly, we believe that room exists for additional products, especially high-technology, premium-quality products. Since we believe that cost will be an important factor in gaining market acceptance of any of our products, we intend to manufacture our products in Asia in order to hold down our manufacturing costs.

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

Employees

As of March 30, 2008, we had a total of 3 employees.  We have employment agreements with the following:  Mr. Leonard DuCharme (Chief Executive Officer and Director), Mr. Paul Ressler (President and Director) and Mr. Darren Jensen (Treasurer and Director) that provide for their continued service to the Company until either party provides 2 weeks notice to the other of their intent to terminate.  We believe our employee relations are generally good. Our employees are not represented by a collective bargaining unit.

Item 1A.     Risk Factors

Risks Relating To Our Business

Our business and an investment in our securities are subject to a variety of risks. The following risk factors describe the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan, and the market price for our securities. Many of these events are outside of our control.

We need additional capital and our auditors have raised substantial doubt about our ability to continue as a going concern.

We have only a modest amount of cash, which is not sufficient to support our plan of operations for the short-term. We are actively seeking financing; however, there can be no assurances that financing will be available to us, or if available will be on terms satisfactory to us. If we are unable to obtain funds when we need them or if we cannot obtain funds on terms favorable to us within the short-term, we may not be able to maintain our operations as a going concern.  In this regard, our independent registered public accounting firm has included a paragraph in its audit report on our financial statements as of December 31, 2007 and for the year then ended, raising substantial doubt about our ability to continue as a going concern.

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of our common stock.

Since we began operation in 2002, we have generated a profit only for the year ended 2003 and not in any other fiscal quarters or any fiscal year. We incurred net losses aggregating $1,536,496 since inception. We can give no assurance that we will be able to operate profitably in the future.

Since we began operations, we have not generated enough revenue to exceed our expenditures. Since our inception, we have financed our operations primarily through private offerings of our debt and equity securities. Our planned expenditures are based primarily on our internal estimates of our future ability to raise additional financing. If additional financing does not meet our expectations in any given period of time, we will have to cut our planned expenditures which could have an adverse impact on our business or force us to cease operations. Our cash on hand was negligible on December 31, 2007. Failure to achieve profitable operations may require us to seek additional financing when none is available or is only available on unfavorable terms.

Changes in the market for electric vehicles could cause our products and technologies to become obsolete or lose popularity.

The electric vehicle industry is in its infancy and has experienced substantial change in the last few years. To-date, demand for and interest in electric vehicles have been sporadic. As a result, growth in the electric vehicle industry depends on many factors, including:

  continued development of product technology;

  the environmental consciousness of customers;

  the ability of electric vehicles to successfully compete with  vehicles powered by internal combustion engines;

  widespread electricity shortages and the resultant increase electricity prices, especially in our primary market, California, which could derail our past and present efforts to promote electric vehicles as a practical solution to vehicles which require gasoline; and

  whether future regulation and legislation requiring increased use of nonpolluting vehicles is enacted.

We cannot assure you that growth in the electric vehicle industry will occur. Our business may suffer if the electric vehicle industry does not grow or grows more slowly than it has in recent years or if we are unable to maintain the pace of industry demands.

We may be unable to keep up with changes in electric vehicle technology and, as a result, may suffer a decline in our competitive position.

We anticipate that our products will be designed for use with, and are dependent upon, existing electric vehicle technology. As technologies change, we plan to upgrade or adapt our products in order to continue to provide products with the latest technology. However, our products may become obsolete or our research and development efforts may not be sufficient to adapt to changes in or create necessary technology. As a result, our potential inability to adapt and develop the necessary technology may harm our competitive position.

Regulatory requirements may have a negative impact upon our business.

While our products are subject to substantial regulation under federal, state, and local laws, we believe that the products we have sold are materially in compliance with all applicable laws. However, to the extent the laws change, or if we introduce new products in the future, some or all of our products may not comply with applicable federal, state, or local laws. Further, certain federal, state, and local laws and industrial standards currently regulate electrical and electronics equipment. Although standards for electric vehicles are not yet generally available or accepted as industry standards, our products may become subject to federal, state, and local regulation in the future. Compliance with this regulation could be burdensome, time consuming, and expensive.

Our hybrid products are subject to environmental and safety compliance with various federal and state regulations, including regulations promulgated by the EPA, NHTSA, and Air Resource Board of the State of California, and compliance certification is required for each new model year. The cost of these compliance activities and the delays and risks associated with obtaining approval can be substantial.

Manufacturing overseas may cause problems for us.

All of our hybrid electric vehicles will be manufactured in China and Taiwan. There are many risks associated with international business. These risks include, but are not limited to, language barriers, fluctuations in currency exchange rates, political and economic instability, regulatory compliance difficulties, problems enforcing agreements, and greater exposure of our intellectual property to markets where a high probability of unlawful appropriation may occur. A failure to successfully mitigate any of these potential risks could damage our business.

Our success is heavily dependent on protecting our intellectual property rights.

We rely on a combination of patent, copyright, trademark, and trade secret protections to protect our proprietary technology. Our success will, in part, depend on our ability to obtain trademarks and patents. We have applied for several patents with the United States Patent and Trademark Office. These applications include both design patents and utility patents. In addition, we have recently submitted provisional patents which may or may not be afforded the limited protection associated with provisional patents. We have also registered numerous trademarks with the United States Patent and Trademark Office, and have several pending at this time. We cannot assure you that the trademarks and patents issued to us will not be challenged, invalidated, or circumvented, or that the rights granted under those registrations will provide competitive advantages to us.

We also rely on trade secrets and new technologies to maintain our competitive position. Although we have entered into confidentiality agreements with our employees and consultants, we cannot be certain that others will not gain access to these trade secrets. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

We may be exposed to liability for infringing intellectual property rights of other companies.

Our success will, in part, depend on our ability to operate without infringing on the proprietary rights of others. Although we have conducted searches and are not aware of any patents and trademarks which our products or their use might infringe, we cannot be certain that infringement has not or will not occur. We could incur substantial costs, in addition to the great amount of time lost, in defending any patent or trademark infringement suits or in asserting any patent or trademark rights, in a suit with another party.

Risk of unregistered securities offering.

In the past, we have had numerous sales of our securities which were not registered under federal or state securities laws. We have strived to comply with all applicable Federal and state securities laws in connection with our issuances of unregistered securities. However, to the extent we have not complied, there may be liability for the purchase price of the securities sold together with interest and the potential of regulatory sanctions.

Risks Relating To Our Stock

Our common stock is traded on the OTC Bulletin Board and could be subject to extreme volatility.

Our common stock is currently quoted on the OTC Bulletin Board, which is characterized by low trading volume. Because of this limited liquidity, stockholders may be unable to sell their shares. The trading price of our shares has from time to time fluctuated widely and may be subject to similar fluctuations in the future. The trading price of our common stock may be affected by a number of factors, including events described in these risk factors, as well as our operating results and financial condition.  In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

We will seek to raise additional funds in the future, and such additional funding will likely be dilutive to shareholders or impose operational restrictions.

We need to raise additional capital in the immediate term to help fund operating expenses and execute our plan of operations.  If additional capital is raised through the issuance of equity securities, the percentage ownership of our shareholders will be reduced. These shareholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

The influx of additional shares of our common stock onto the market may create downward pressure on the trading price of our common stock.

The initial sale or secondary resale of substantial amounts of our common stock in the public markets could have an adverse effect on the market price of our common stock and make it more difficult for us to sell our equity securities in the future at prices which we deem appropriate.

Substantial voting power is concentrated in the hands of our principal stockholders.

We have less than 10 shareholders who in the aggregate own and control approximately 53% of our outstanding common stock.

We may issue shares of preferred stock with greater rights than our common stock.

Our articles of incorporation authorize our board of directors to issue shares of preferred stock and to determine the price and other terms for those shares without the approval of our shareholders. Any such preferred stock we may issue in the future could rank ahead of our common stock, in terms of dividends, liquidation rights, and voting rights.

We do not anticipate paying dividends.

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future. For the foreseeable future, we anticipate that we will retain any earnings which we may generate from our operations to finance and develop our growth and that we will not pay cash dividends to our stockholders.

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002.

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, director nomination, audit and compensation committees, retention of audit committee financial expert and the adoption of a code of ethics.  None of our directors are considered independent and we presently do not comply with such corporate governance standards.  Unless we voluntarily elect to fully comply with those obligations, which we have not to date, the protections that these corporate governance provisions were enacted to provide, will not exist with respect to the Company.

If we fail to comply in a timely manner with requirements of Section 404 of the Sarbanes-Oxley Act of 2002, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of this assessment by our independent registered public accountants.  The SEC has extended the compliance dates for smaller public companies, including us such that the annual assessment of our internal controls requirement will first apply to our annual report for our first fiscal year ending December 31, 2008 and that the first attestation report of our assessment that our independent registered public accounting firm will need to complete will be required in connection with the preparation of our annual report for our fiscal year ending December 31, 2009.  Compliance with these rules will require us to incur increased general and administrative expenses and management attention.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Item 2.     Description of Property

The Company is the owner of certain proprietary technologies for which United States patents have been applied for.

Item 3.     Legal Proceedings

None.

Item 4.     Submission of Matters to a Vote of Security Holders

On July 6, 2007, by written consent of shareholders owning a majority of the Company’s issued and outstanding shares and without meeting (the “Consenting Shareholders”), Consenting Shareholders approved an amendment to the Company’s Articles of Incorporation which would (i) implement a 1 for 100 reverse split in the Company’s shares of common stock (the “Reverse Stock Split”) without changing the par value of the Company’s common stock, which became effective on August 10, 2007 upon the filing of the Company’s Articles of Incorporation Amendment and (ii) approved an amendment to the Company’s 2006 Qualified Stock Option Plan (the “Plan”) to clarify that the number of shares issuable under the Plan remain the same as before the Reverse Stock Split.  Also on July 6, 2007, Consenting Shareholders re-elected the existing slate of Directors for an additional term and retained Pritchett, Siler & Hardy, P.C. to serve as auditors of the Company.

On August 23, 2007, Consenting Shareholders approved (i) a Plan and Agreement of Stock Exchange whereby the Company acquired 100% of the issued and outstanding capital stock of Infomac Corporation for 1,410,000 shares of the Company’s common stock, (ii) a Plan and Agreement of Stock Exchange whereby the Company acquired 100% of the issued and outstanding capital stock of Fire Ant Corporation for 2,000,000 shares of the Company’s common stock and (iii) the issuance of 385,000 shares of the Company’s common stock to a consultant for future services to be rendered in connection with the Infomac acquistion.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

(a)     Market Information.  Our common stock currently trades on the OTC Bulletin Board under the symbol “HBDY.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters since our stock began trading in July 2007, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2007 was $0.15 per share.

	High	Low

Fiscal Year 2007
Third Quarter (100 for 1 Reverse Split adjusted)	$51.00	$.50
Fourth Quarter	$.50	$.15

(b)     Holders.  As of December 31, 2007, there were 166 shareholders of record of our common stock; this number does not include beneficial owners from whom shares are held by nominees in street name.

(c)     Dividends.  During the last two fiscal years, no cash dividends have been declared on the Company’s common stock and management does not anticipate that dividends will be paid in the foreseeable future.

(d)     Securities authorized for issuance under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (i)	None	N/A	1,000,000

Equity compensation plans not approved by security holders	None	N/A	None

Total
____________
(i)     Includes the aggregate of all options that may granted pursuant to the terms of the Company’s 2006 Qualified Stock Option Plan.

The Company has no compensation plan under which equity securities of the Company are authorized for issuance that was adopted without the approval of security holders.

Item 6.     Management’s Discussion and Analysis

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual  results could  differ  materially  from  those  anticipated  in  these   forward-looking statements as a result of a number of factors,  including those set forth in the section  captioned  "Risk  Factors" in Item 1A and elsewhere in this report.  The following should be read in conjunction with our audited financial statements and the related notes included elsewhere herein.

Critical Accounting Policies Judgments and Estimates

This management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to doubtful accounts, stock-based compensation, investments, goodwill and intangible assets and income taxes as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

The Company records revenues only upon the occurrence of all of the following conditions:

The Company has received a binding purchase order or similar commitment from the customer or distributor authorized by a representative empowered to commit the purchaser (evidence of a sale);

The purchase price has been fixed, based on the terms of the purchase order;

The Company has delivered the product from its distribution center to a common carrier acceptable to the purchaser. The Company's customary shipping terms are FOB shipping point; and

The Company deems the collection of the amount invoiced probable.

The Company provides no price protection. Product sales are net of promotional discounts, rebates and return allowances.

The Company does not recognize sales taxes collected from customers as revenue.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at December 31, 2007 and 2006. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation

We adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors. Inventories consist primarily of vehicle parts and supplies, and finished goods and are carried at the lower of cost (first-in, first-out method) or market.

Deferred Tax Asset Realization

We record a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Classification of Financial Instruments with Characteristics of Both Liability and Equity

We account for financial instruments that we have issued and that have characteristics of both liability and equity in accordance with SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 specifies that mandatory redeemable financial instruments are to be recorded as liabilities unless the redemption is required to occur upon the liquidation or termination of the issuer. SFAS No. 150 also specifies that a financial instrument that embodies a conditional obligation that an issuer may settle by issuing a variable number of its equity shares is to be classified as a liability if, at inception, the value of the obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer's equity shares. Should a financial instrument not be classified as a liability under the provisions of SFAS No. 150, we further apply the criteria in Emerging Issues Task Force (EITF) Issue No. 00-19, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, which enumerates additional criteria to determine the appropriate classification as liability or equity. We also evaluate the anti-dilution and/or beneficial conversion features that may be included in our financial instruments in accordance with the provisions of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which may classify the feature as an embedded derivative and require that the financial instrument be bifurcated and the feature accounted for separately. We evaluate each financial instrument on its own merits at inception or other prescribed measurement or valuation dates and may engage the services of valuation experts and other professionals to assist us in our determination of the appropriate classification.

Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award.

In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period. The total amount of stock-based compensation expense recognized during the year ended December 31, 2007 and 2006 was $48,810 and $384,000 respectively all of which has been recorded in operating expenses.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 "TRANSITION ELECTION RELATED TO ACCOUNTING FOR TAX EFFECTS OF SHARE-BASED PAYMENT AWARDS " (FSP 123(R)-3). We adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The adoption did not have a material impact on our results of operations and financial condition.

Prior to January 1, 2006, we accounted for share-based payments to our employees and non-employee members of our board of directors under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related guidance, as permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), and amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE ("SFAS 148"). We did not recognize any significant share-based employee compensation costs in our statements of operations prior to January 1, 2006, as options granted to employees and non-employee members of the board of directors generally had an exercise price equal to the fair value of the underlying common stock on the date of grant. As required by SFAS 148, prior to the adoption of SFAS 123(R), we provided pro forma disclosure of net income (loss) applicable to common shareholders as if the fair-value-based method defined in SFAS No. 123 had been applied. In the pro forma information for periods prior to 2006, we accounted for pre-vesting forfeitures as they occurred. Our operating results for prior periods have not been restated.

Further details related to our Stock Plans and our adoption of SFAS 123R are provided in Note 1 – Description of Business and significant accounting policies and Note 9 – Capital Stock and Member Interests to our consolidated financial statements.

Results of Operations
Fiscal 2007 Compared To Fiscal 2006

Revenues and Cost of Sales
Product sales for 2007 were $166 which is a decrease from $20,776 in 2006.   Cost of sales for 2007 was $54 which is a decrease from $22,197 in 2006.

Selling, General and Administrative Expenses
In 2006, selling, general and administrative costs were $427,106 which increased to $571,929 in 2007. This change is primarily a reflection of the change in our strategy from a reliance on wholesale business to our investment in new products and technology offerings which we believe will allow us to compete effectively in the future.

Our expenses for 2007 and 2006 include $48,810 and $384,000 respectively, of non-cash stock based compensation expenses.

Provision for Income Taxes
For the years ending December 31, 2007 and 2006, the Company has incurred losses for tax purposes. The tax asset generated by the tax losses and any temporary differences has been fully reserved.

Net Income
The company had a loss of $755,376 in 2007 compared to net loss of $781,120 in 2006. The loss was due primarily to expenditures for salaries and consulting expenses and for product development related to our change in strategy from a reliance on wholesale business to our investment in new products and technology offerings and expenses associated with our reverse merger acquisition of Hybrid Dynamics Corporation (fka Sunrise USA Incorporation).

Liquidity and Capital Resources

As of December 31, 2007, we had negligible cash and approximately $447,000 in liabilities of which $17,159 is payable to officers and $161,667 is payable to shareholders.  To continue operations we require additional financing and are exploring various methods for obtaining additional capital including short term borrowing and the issuance of our equity or debt securities.  There is no assurance that additional capital will be available to us, or if available, will be made available on suitable terms.

Net cash used by operating activities for the twelve months ended December 31, 2007 was $206,203 which was primarily the result of the net loss of $755,376.  This compared to net cash used by operating activities of $193,733 for the twelve months ended December 31, 2006 which was primarily the result of the net loss of $781,120.   Net cash from financing activities

for the twelve months ended December 31, 2007 was $205,724 compared to $192,769 for the twelve months ended December 31, 2006. The change in 2007 was due to completion of several small debt and equity financings completed in 2007 and advances and credit extended to us by certain of our shareholders.

Subsequent Events

On January 31, 2008 the Company closed on the sale of thirty (30) investment units (the “Units”).  Each unit was sold for $10,000 and includes 2,000 shares of Series A Convertible Preferred Stock, 5,000 shares of Common Stock and 20,000 Class A Warrants.  The Company received, net of selling agent costs and expenses of the offering, a total of $231,959, and the Company issued a total of 60,000 shares of its Series A Convertible Preferred Stock, 150,000 shares of its common stock and 600,000 of its Class A Warrants.  The Company also issued a warrant to the selling agent for the offering for the purchase of 93,750 shares of common stock at a price of $1.20 per share and expiring on January 31, 2013.  The private placement offering pursuant to which the Units were sold (the “Offering”) is ongoing and is expected to have final closing on March 31, 2008.  The Company has agreed to register, no later than 120 days after the final closing of this Offering, a registration statement under the Securities Act for the registration for resale, by all those who purchased in the Offering, of the shares of Series A Preferred Stock, the shares of Common Stock included in the Units and the shares issuable upon conversion of the Preferred Stock and upon exercise of the Warrants.

The Company issued 100,000 shares of Common Stock on February 25, 2008, as compensation for investor relations services. On completion of this issuance the Company has 5,437,285 shares of Common Stock issued and outstanding.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Future Commitments

We do not have any material future commitments that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 7.     Financial Statements

Please refer to the pages beginning with F-1.

Item 8.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.     Controls And Procedures.

Reference is made to the disclosures below under Item 8A(T) Controls and Procedures.

Item 8A(T).     Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2007), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Our management has concluded that the financial statements included in this Form 10-KSB present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that the improvements described below were the only such changes during the quarter. As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

Remediation Plan for Previously Identified Material Weaknesses

During the process of preparing our Annual Report on Form 10-KSB for the year ended December 31, 2005, our management identified the following material weakness as of December 31, 2005. The material weakness was our reliance on inadequate financial accounting software which restricted our ability to provide effective oversight and review over our financial and reporting process.

Management initiated the following activities intended to improve our internal control over financial reporting during 2006.

We acquired industry recognized and widely used commercial financial accounting software have developed improved policies and procedures to monitor and track the accumulation and entry of accounting information, which is now maintained and analyzed by management on a monthly basis.

Other than as described hereinabove, there has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.     Other Information.

None

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a)     Directors and executive officers:

Name	Age	Position

Leonard DuCharme	49	Chief Executive Officer, and Director since 2006
Paul R. Ressler	42	President and Director since 2006
Darren Jensen	45	Treasurer, Secretary and Director since 2006

The directors of the Company are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors.

LEONARD DUCHARME.  In August, 2006, Mr. DuCharme was appointed to Hybrid’s Board of Directors and became our Chief Executive Officer. From November 2002 through January 2006, Mr. DuCharme was a Manager and co-founder of our predecessor entity, Pukka USA LLC.  In 2001, Mr. DuCharme brought together a management team, created a business plan, secured funding, and co-founded RDR Global, the manufacturer of the MyGo, an electric drive unit that could be attached to any Razor-type push scooter in less than a minute.  Mr. DuCharme is Mr. Jensen’s brother in-law.

PAUL RESSLER.  In August, 2006, Mr. Ressler was appointed to Hybrid’s Board of Directors and became our President and Chief Operating Officer.  From November 2002 through January 2006, Mr. Ressler was a Manager and co-founder of our predecessor entity, Pukka USA LLC. Since 2001, Mr. Ressler has focused his attention to the light electric vehicle market. He was the co-founder of RDR Global, the manufacturer of the MyGo, and highly instrumental in developing its relationship with Razor USA, who sells the product under the XLR8R brand.  Mr. Ressler currently serves on the board of trustees of the Top Flight Fund (TOPFX) an open-end, no-load mutual fund.

DARREN JENSEN.  In August, 2006, Mr. Jensen was appointed to Hybrid’s Board of Directors and became our Treasurer and Secretary. From June 2003 through January 2006, Mr. Jensen was a Manager of our predecessor entity, Pukka USA LLC.   Prior to 2003 he managed circulation operations for a cluster of newspapers owned by MediaNews Group in Northern California. He was also a partner of RDR Global. Darren joined Pukka during the final prototyping phase and was instrumental in bringing the product to market.

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

Item 10.     Executive Compensation

The following table sets forth certain information with respect to annual compensation paid in 2006 and 2007 to the Company's executive officers.

Name and Principal Position	Year	Annual Compensation	Awards	Payouts	All Other Compensation

Leonard DuCharme	2006	$27,000	None	None	None
Chief Executive Officer and Director (i)	2007	None	None	None	None

Paul R. Ressler	2006	$27,000	None	None	None
President and Director (i)	2007	None	None	None	None

Darren Jensen	2006	$22,500	None	None	None
Treasurer and Secretary and Director (i)	2007	None	None	None	None

Omar G. Barrientos	2006	None	None	None	None
President and a former Director (ii)

Gene Fairchild	2006	None	None	None	None
Secretary and a former Director (ii)

(i)     Each current Executive Officer has entered into a Key Employee Agreement with the Company dated as of October 13, 2006 which provides for annual compensation of $108,000 each for Messrs Ressler and DuCharme and $90,000 for Mr. Jensen. The 2006 Annual Compensation does not include $81,000 of accrued compensation for each of Messrs Ressler and DuCharme, or $67,500 of accrued compensation for Mr. Jensen.  The officers have forgiven an aggregate of $462,410 of the accrued and unpaid compensation due them, which has been added to additional paid in capital.  As of December 31, 2007 the Company’s executive officers are owed an aggregate of $82,352 in accrued and unpaid compensation and payroll taxes.

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

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of December 31, 2007, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and by directors and officers of the Company, both individually and as a group.

(a)     Security ownership of certain beneficial owners and management

The following table indicates how many shares of our common stock were beneficially owned as of December 31, 2007, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group.

In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants those are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 5,437,285 shares outstanding on March 21, 2008. The address of each director, executive officer and certain beneficial owners is listed below:

Name and Address	Number of Shares Beneficially Owned	Percent of Class

Paul Ressler Director, President and COO 942 North 240 East American Fork, UT 84003	778,110	14.31%

Leonard DuCharme Director and CEO 892 North 340 East American Fork, UT 84003	776,110	14.27%

Darren Jensen Director and Secretary 892 North 340 East American Fork, UT 84003	519,028	9.54%

Christopher Giordano (1) 264 Union Blvd., First Floor Totowa, NJ, 07512	628,546	11.56%

Omar & Isabel Barrientos JTWROS (2) 3203 E. Ovid Ave. Des Moines, IA 50317	337,955	6.21%

All officers and directors as a group (3 persons)	2,073,248	38.13%

_____________________________

(1)	Includes 5,780 shares of Hybrid’s common stock owned by Mr. Giordano’s mother and non-resident minor children and 580,766 shares of Hybrid’s common stock owned by Birchwood Capital Advisors Group, Inc., a company wholly-owned by Mr. Giordano.

(2)	Resale of these shares is limited by a Lock-Up/Leak-Out Agreement entered into among the Company and certain shareholders.

(b)     Changes in control

A change of control occurred on August 15, 2006 upon the closing of the reverse merger stock exchange with the shareholders of Pukka USA, Inc.  The Company filed Schedule 14F-1 describing the Change of Control Transaction with the Securities & Exchange Commission on June 12, 2006.

Our articles of incorporation and by-laws do not contain any provisions having an anti-takeover effect, except that our articles of incorporation authorize the issuance of common and preferred stock.  Although no shares of preferred stock have been issued to date, our articles of incorporation were amended on October 25, 2006 to grant the Company’s board of directors the power to issue such shares and to establish their terms. For example, the directors have the power to establish terms for the preferred stock which would cause the preferred stock to rank prior to the common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock.  Accordingly, the issuance of shares of preferred stock may discourage bids for the common stock or may otherwise adversely affect the market price of the common stock. If issued, the preferred stock could also render more difficult, or discourage, a merger, tender offer or proxy contest relative to the Company, and make the removal of incumbent management more difficult.  Our board of directors has no present intention to issue preferred stock for such purposes.  Our articles of incorporation prohibit cumulative voting with respect to any matters brought to a vote by our stockholders.  The Company filed Definitive Schedule 14F describing the amendment to its articles of incorporation with the Securities & Exchange Commission on October 5, 2006.

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

Birchwood Capital Advisors, Inc. (“Birchwood”) and the Company entered into a consulting services agreement on January 1, 2006 for consulting services rendered and to be rendered through January 1, 2007.  In consideration for its services Birchwood received 100,000 shares of Pukka common stock.  The accompanying consolidated financial statements include stock-based compensation expense of $27,200 for the year ending December 31, 2006.

On August 31, 2006 the Company entered into an agreement with Garden Rise Investments LTD LLC (“Garden Rise”), an Ohio limited liability company, who agreed to pay the Company $125,000 in exchange for 200,000 shares of the Company’s $0.00015 par value common stock (the “Garden Rise Shares”) and a Royalty Agreement.  The members of Garden Rise include Birchwood Capital Advisors Group, Inc. who is also an advisor and affiliate shareholder of the Company.  The Company also agreed to piggy-back registration of the Garden Rise Shares upon the Company’s next filed registration statement.

Pursuant to the Royalty Agreement the Company will pay Garden Rise an amount equal to three percent (3%) of defined net revenues beginning January 1, 2007 (the “Royalty”).  The Royalty is payable quarterly and expires at the end of the tenth year from the first year following a year in which the Company’s net revenues first exceed $4,000,000. At any time during the term of the Royalty Agreement, Garden Rise may elect to convert the remaining Royalty to shares of the Company’s common stock (with the same piggy-back registration rights afforded the Garden Rise Shares as described in the preceding paragraph) at the rate of twenty-five cents per share based on the number of calendar quarters in the remaining term (not to exceed 40) multiplied by the amount of the Royalty payable in the immediately preceding calendar quarter.  For the year ending December 31, 2007 no amounts have been paid or owed under the Royalty Agreement.

On August 23, 2007 the Company issued 330,000 shares of stock under its 2007 Consultants Stock Plan to three consultants as partial payment for services previously rendered in the aggregate amount of $9,900.

On August 27, 2007 the Company issued 264,000 shares to each of its three investor relations firms in extension of their agreements through August 27, 2008.  The accompanying financial statements include $23,760 of stock based compensation expense for the year ended December 31, 2007.

On August 28, 2007 the Company issued 385,000 shares of common stock, to Omar Barrientos, a former President and Director of the Company, for post-acquisition services in connection with the Company’s acquisition of Infomac. The Company filed a Form S-8 Registration Statement with the SEC on September 10, 2007 providing for the registration of these shares.  The accompanying financial statements include $11,550 as stock based compensation expense for the year ended December 31, 2007.

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

(ii)    Board meetings and committees; annual meeting attendance

The Board of Directors does not meet on a regular basis and take action as and when required.  The Company does not have any standing audit, nominating, or compensation committees of the Board of Directors.

Item 13.     Exhibits and Reports on Form 10-KSB

(a)     Exhibits

Exhibit Number	EXHIBIT

3(i)	Certificate of Incorporation (1)(6)
3(ii)	Articles of Incorporation-ByLaws (1)(6)
3(iii)	Amendments to Articles of Incorporation (1)(6)
3(iv)	Amendments to the Articles of Incorporation October 30, 2003 (2)
4.1	Description of Securities (1)(6)
4.1(i)	Sample Common Stock Share Certificate (1)(6)
4.1(ii)	Description of Securities (2)
4.1(iii)	Sample $0.0001 par value Common Stock Share Certificate (2)
4.1(iv)	Share Escrow Agreement (2)
4.1(iv)(a)	Share Escrow Agreement with signatures (3)
4.1(v)	Form of Lock-Up Agreement (2)
4.1(v)(a)	Lock-Up Agreement of Hugo Barrientos (3)
4.1(v)(b)	Lock-Up Agreement of Omar A. Barrientos (3)
4.1(v)(c)	Lock-Up Agreement of Omar G. Barrientos (3)
4.1(v)(d)	Lock-Up Agreement of Elizabeth Schroeder & Isabel Barrientos (3)
4.1(v)(e)	Lock-up Agreement of Elizabeth Schroeder (3)
4.1(v)(f)	Lock-Up Agreement of Gene Fairchild (3)
4.1(v)(g)	Lock-Up Agreement of Charles A. Koenig (3)
4.1(v)(h)	Lock-Up Agreement of John E. Rayl (3)
4.1(v)(i)	Lock-Up Agreement of Elisa Giordano (3)
4.1(v)(j)	Lock-Up Agreement of Christopher H. Giordano (3)
4.1(v)(k)	Lock-Up Agreement of Michael Giordano (3)
4.1(v)(l)	Lock-Up Agreement of Nicholas Giordano (3)
4.1(v)(m)	Lock-Up Agreement of Birchwood Capital Advisors, Inc. (3)
*4.1(vi)(a)	Class A Warrant Agreement dated November 20, 2007
*4.1(vi)(b)	Sample Class A Warrant Certificate
*4.1(vii)	Sample Series A Convertible Stock Certificate
4.2	Resolution to Incorporate Spin-Off dated June 16, 1999 (1)(6)
4.3	Resolution for the Transfer of Intellectual Assets dated August 14, 2002 (1) (6)
4.4	Resolution Stock Dividend dated September 20, 2002 (1)(6)
4.5(i)	Payment Agreement Omar Barrientos (1)(6)
4.5(ii)	Payment Agreement Chris Giordano (1)(6)
4.5(iii)	Payment Agreement John E. Rayl (1)(6)
4.5(iv)	Payment Agreement Charles A. Koenig (1)(6)
4.6(i)	Resolution to Issue Stock to Omar Barrientos (1)(6)
4.6(ii)	Resolution to Issue Stock to Chris Giordano (1)(6)
4.6(iii)	Resolution to Issue Stock to John E. Rayl (1)(6)
4.6(iv)	Resolution to Issue Stock to Charles A. Koenig (1)(6)
4.7(i)	Subscription Agreement Omar Barrientos (1)(6)
4.7(ii)	Subscription Agreement Chris Giordano (1)(6)
4.7(iii)	Subscription Agreement John E. Rayl (1)(6)

4.7(iv)	Subscription Agreement Charles A. Koenig (1)(6)
4.8	Resolution of Board of Directors dated May 31, 1997 re: rights of Preferred Stock of USA Sunrise Beverages, Inc. (6)
5.0	Opinion of Counsel dated August 7, 2003 (1)(6)
6.0	2005 Stock Option Plan (7)
10.1	Letter of Intent with Paul Miller Sr. Trust Dated March 31, 2003 (1)(6)
10.2	Stock Purchase Agreement Among The Purchasers Executing This Agreement and Omar Barrientos and Other Stockholders of USA Sunrise Beverage, Inc. dated September 23, 2002 (3)
10.2.a	Stock Purchase Agreement Among The Purchasers Executing This Agreement and Omar Barrientos and Other Stockholders of USA Sunrise Beverage, Inc. dated September 23, 2002 with Schedule I, Appendix A and Exhibit A thereto (4)
10.2b	Sunrise USA Beverages, Inc. Shareholder Solicitation Letter (6)
10.6	Quit Claim Deed and Release dated August 18, 1998 between Dakota Mining and Construction, Inc. and USA Sunrise Beverages, Inc. (6)
10.8	Loan Agreement between Omar Barrientos and USA Sunrise Beverages, Inc. dated January 1, 1994 (6)
10.9	Note Agreement between Dr. Neil Kurti and USA Sunrise Beverages, Inc. dated November 11, 1995 (6)
10.9(i)	Note Satisfaction and Release between Dr. Neil Kurti and USA Sunrise Beverages, Inc. dated September 6, 2002 (3)
10.9(ii)	Agreement For Satisfaction and Release between Paul Miller Sr. Trust and USA Sunrise Beverages, Inc. dated September 4, 2002. (3)
10.9(iii)	Satisfaction of Judgment of Dr. Vincent E. Eilers dated January 19, 2004 (3)
10.9(iv)	Satisfaction and Release between Tesoro Corporation and USA Sunrise Beverages, Inc. executed June, 2002 (3)
12.1	Code of Ethics (8)
*21	Subsidiaries
*31.1 and 31.2	Rule 13a-14(a)/15d-14(a) Certifications
*32.1 and 32.2	Section 1350 Certifications

* Filed herewith

(1)	Incorporated by reference to the attachments filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB filed with the United States Securities and Exchange Commission (the “Commission”) on August 19, 2003 (File #000-50370) (the “Form 10-SB”)
(2)	Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amendment No. 1 filed with the Commission on June 4, 2004 (File #000-50370) (the “Form 10-SB/A1”)

(3)	Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amendment No. 2 filed with the Commission on November 15, 2004 (File #000-50370) (the “Form 10-SB/A2”)
(4)	Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amendment No. 3 filed with the Commission on March 11, 2005 (File #000-50370) (the “Form 10-SB/A3”)
(5)	Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amendment No. 4 filed with the Commission on May 23, 2005 (File #000-50370) (the “Form 10-SB/A4”)
(6)	Incorporated by reference to the Exhibits filed with the Registration Statement of Sunrise USA, Incorporated on Form 10-SB Amendment No. 5 filed with the Commission on July 20, 2005 (File #000-50370) (the “Form 10-SB/A5”)
(7)	Incorporated by reference to the Exhibits filed with the Form 14C Information Statement of Sunrise USA, Incorporated, filed with the Commission on February 28, 2006 (File #000-50370) (the “Form 14C”)
(8)	Incorporated by reference to the Exhibits filed with the Form 10KSB of Sunrise USA, Incorporated, filed with the Commission on March 31, 2006 (File #000-50370)

(b)     Reports on Form 10-KSB:  None

Item 14.     Principal Accountant Fees and Services

	For the year ended
	2007	2006
Audit Fees	$ 37,566	$ 5,916
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

Audit Committee Pre-Approval Procedures

Our Board of Directors serves as our audit committee.  Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During  2007,  all  audit and  non-audit  services  performed  by our independent   accountants  were  pre-approved  by  the  Board  of  Directors  in accordance with the foregoing procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 1, 2008	By:	/s/ LEONARD DUCHARME
Leonard DuCharme
Chief Executive Officer, and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PAUL R. RESSLER	President, and Director
Paul R. Ressler

/s/ DAREN JENSEN	Treasurer, Secretary, and Director
Darren Jensen	(Principal Financial and Accounting Officer)

Exhibit No.	Exhibit

4.1(vi)(a)	Class A Warrant Agreement dated November 20, 2007
4.1(vi)(b)	Sample Class A Warrant Certificate
4.1(vii)	Sample Series A Convertible Stock Certificate
21	Subsidiaries
31.1 and 31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1 and 32.2	Section 1350 Certifications

Hybrid Dynamics Corporation and Subsidiaries

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
HYBRID DYNAMICS CORPORATION & SUBSIDIARIES
American Fork, Utah

We have audited the accompanying consolidated balance sheet of Hybrid Dynamics Corporation & Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hybrid Dynamics Corporation & Subsidiaries as of December 31, 2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.
March 31, 2008
Salt Lake City, Utah

Hybrid Dynamics Corporation and Subsidiaries
Consolidated Balance Sheet
As of December 31, 2007 and 2006

December 31
2007
(Audited)

ASSETS
Current Assets:
Cash	$4
Accounts Receivable	-
Less: Allowance for doubtful accounts	-

Total Current Assets	4

Equipment	7,078
Less: Accumulated Depreciation	(3,438)

Total Equipment	3,640

Patents	-
Less: Accumulated Amortization	-

-

Total Assets	$3,644
=============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$132,955
Accrued Wages Payable Officers	82,352
Accrued Expenses	80
Notes and Accounts Payable Officers	17,159
Notes and Accounts Payable Shareholders	161,667

Total Current Liabilities	394,213

Long Term Note Payable	52,811

Total Liabilities	447,024

Stockholders' Deficit
Preferred Stock - $0.0001 par value, 340,000 shares
authorized no shares issued and outstanding
Series A Preferred Stock - $5.00 stated value, 660,000 shares authorized no shares issued and outstanding
Common Stock - $.00015 par value, 99,000,000 shares
authorized, 5,187,285 shares issued and outstanding	778
Subscription receivable	-
Additional Paid-In Capital	1,092,338
Accumulated Deficit	(1,536,496)

Total Stockholders' Deficit	(443,380)

Total Liabilities and Stockholders' Deficit	$3,644
=============

The accompanying notes are an integral part of these financial statements

Hybrid Dynamics Corporation and Subsidiaries
Consolidated Statement of Operations
For the Years Ended December 31, 2007 and 2006

	For The Year Ending December 31
	2007	2006
	(Audited)	(Audited)

Revenues	$166	$20,776
Cost of Goods Sold	54	22,197

Gross Profit	112	(1,421)

Operating Expenses
General and Administrative	571,929	427,106
Stock based compensation	48,810	384,000
Marketing	542	-
Bad Debt Expense	73	-
Amortization	552	552
Depreciation	1,416	1,011

Total Operating Expenses	623,322	812,669

Other Expenses
Valuation allowance for long lived assets	115,789
Minority Interest Expense		6,057
Gain on Sale of Royalty Agreement		(43,400)
Interest Expense	16,377	4,373

Net Income (Loss)	$(755,376)	$(781,120)
	=============	=============

Basic net loss per share before extraordinary item	$(0.38)	$(3.99)
Basic net income from extraordinary item	$-	$-

Basic net loss per share	$(0.38)	$(3.99)

Weighted average shares outstanding	1,995,785	195,783
	=============	=============

The accompanying notes are an integral part of these financial statements

Hybrid Dynamics Corporation and Subsidiaries
Consolidated Statement of Cash Flow
For the Years Ended December 31, 2007 and 2006

	For The Year Ending December 31
	2007	2006
	(Audited)	(Audited)

Cash Flows from Operating Activities

Net (Loss)	$(755,376)	$(781,120)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	1,968	1,563
Stock based compensation expenses	48,810	383,999
Stock issued for interest	600	408
Forgiveness of officers compensation	228,501	15,000
Loss on impairment of long-lived assets	115,789	-
Minority interest share of income	(318)	6,057
Changes in assets and liabilities:
Accounts receivable	9,956	702
Allowance for doubtful accounts	(12,919)	2,203
Accounts payable vendors	78,207	(15,064)
Accrued expenses	(3,773)	3,853
Accrued wages	82,352	188,666

Net Cash Used in Operating Activities	(206,203)	(193,733)

Cash Flows Used in Investing Activities:
Capitalized patent costs	(1,429)	(6,380)

Cash Flows Used in Investing Activities	(1,429)	(6,380)

Cash Flows From Financing Activities:
Sale of common stock for cash	-	206,600
Proceeds from notes payable	206,929	-
Line of credit		(2,773)
Payment on notes payable	(1,205)	(11,180)
Cash acquired in reorganization	-	122

Net Cash From Financing Activities	205,724	192,769

Net (Decrease) Increase in Cash	$(1,908)	$(7,344)
Cash at Beginning of Period	1,912	9,256

Cash at End of Period	$4	$1,912
	=============	=============

Supplemental Disclosures of Cash Flow Information:
      Cash paid during the periods for:
Interest	$-0-	$-0-
Income taxes	$-0-	$509

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2007:

During the year ended December 31, 2007, the Company wrote-off a common stock subscription receivable in the amount of $3,600 to expense.

During the year ended December 31, 2007, the Company issued 200 shares of $0.00015 par value common stock to acquire a minority interest valued in the aggregate at $600 or $.03 per share.

During the year ended December 31, 2007, the Company issued 20,000 shares of $0.00015 par value common stock for interest valued in the aggregate at $600 or $.03 per share.

During the year ended December 31, 2007, the Company issued 1,507,000 shares of $0.00015 par value common stock for services valued in the aggregate at $45,210 or $.03 per share.

During the year ended December 31, 2007, the Company issued 1,410,000 shares of $0.00015 par value common stock to acquire assets valued in the aggregate at $42,300 or $.03 per share.

During the year ended December 31, 2007, the Company issued 2,000,000 shares of $0.00015 par value common stock to acquire assets valued in the aggregate at $60,000 or $.03 per share.

During the year ended December 31, 2007, the officers of the Company forgave $462,410 of Accrued Salaries.

During the year ended December 31, 2007, the Company wrote-down the carrying value of Patents valued at $16,630 and accumulated amortization of $1,639.

For the year ended December 31, 2006:

During the year ended December 31, 2006, the Company issued 95,000 shares of $0.00015 par value common stock for services valued in the aggregate at $383,999 or $4.04 per share.

During the year ended December 31, 2006, the Company issued 100 shares of $0.00015 par value common stock for services valued in the aggregate at $408 or $4.08 per share.

During the year ended December 31, 2006, the Company issued 2,000 shares of $0.00015 par value common stock for reduction in debt valued at $14,258 or $7.13 per share.

During the acquisition of Sunrise by Hybrid a shareholder forgave $15,000 of Accrued Salaries.

The accompanying notes are an integral part of these financial statements

Hybrid Dynamics Corporation and Subsidiaries
Statements of Stockholder’s Equity
For the Years Ending December 31, 2007 and 2006
	Preferred Stock		Common Stock			Additional	Accumulated	Total
	Number of		Number of	Par	Subscription	Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Value	Receivable	Capital	(Deficit)	(Deficit)

Balance, December 31, 2005	-	$ -	80,899	$ 11	$ -	$ (78,937)	$ -	$ (78,926)

Shares issued for services			71,000	11		289,668		289,679
Shares issued as additional interest			100	-		408		408
Shares issued for cash			30,667	5		124,995		125,000
Warrants issued for services						94,320		94,320
Reverse acquisition of Sunrise			13,504	2		(62,583)		(62,581)
Minority interest in subsidiary						(362)		(362)
Shares issued in repayment of debt			2,000	-		14,258		14,258
Forgiveness of accrued salary of officers						15,000		15,000
Exercise of warrants			24,000	4	(3,600)	3,596		-
Shares issued for cash			20,000	3		81,597		81,600

Net loss							(781,120)	(781,120)

Balance, December 31, 2006	-	$ -	242,170	$ 36	$ (3,600)	$ 481,960	$ (781,120)	$ (302,724)

Subscription receivable for services					3,600			3,600
Rounding shares due to reverse stock split			7,915	1		(1)
Shares issued for minority interest			200	1		589		600
Shares issued as additional interest			20,000	3		597		600
Shares issued for services			1,507,000	226		44,984		45,210
Shares issued for acquisitions			3,410,000	512		101,788		102,300
Forgiveness of accrued salary of officers						462,410		462,410

Net loss							(755,376)	(755,376)

Balance, December 31, 2007	-	$ -	5,187,285	$ 778	$ -	$ 1,092,338	$ (1,536,496)	$ (443,380)

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

Pukka USA, Inc. (“Pukka”) is a Utah corporation, originally formed as Pukka USA, LLC, a Utah limited liability company, on November 21, 2002.  The LLC form of ownership was statutorily converted under Utah law to a Utah corporation, on February 2, 2006.  Pukka is engaged in the business of manufacturing and selling an electric mini-bike and developing other electric motor driven transportation vehicles and associated products.  Red Iron Group, LLC (“RIG”) is a Utah Limited Liability Company formed on April 23, 2003 for the purpose of purchasing and distributing the Pukka electric mini-bike and is 100% owned by Pukka. Pukka acquired 100% of Infomac Corporation (“Infomac”) a Nevada corporation and 100% of Fire Ant Corporation (“Fire Ant”) a Utah corporation on August 23, 2007. The accompanying consolidated financial statements include the accounts of both Pukka and RIG for all periods presented, the accounts of Infomac and Fire Ant from the date of their acquisition.  Hybrid, Pukka, RIG, Infomac and Fire Ant are collectively referred to hereafter as the “Company.”

All references to common stock in the accompanying financial statements and these notes have been adjusted to the number of shares of common stock equivalent to Hybrid’s $0.00015 par value common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of Pukka and its 100% owned subsidiary RIG, Infomac and Fire Ant for all periods presented and include the accounts of Hybrid from the Acquisition Date to the end of the current fiscal year.  All significant intercompany accounts and transactions have been eliminated.

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

Trade Accounts Receivable

Trade accounts receivable are stated at outstanding balances, less an allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income. Accounts deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. Based upon such procedures management has determined that an allowance of $8,920 was required as of December 31, 2006.  During 2007 the Company wrote-off the remainder of its receivables in the amount of $4,072.

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

Capitalized Interest

There was no capitalized interest during 2007 or 2006.

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

Patents

The costs of patents include direct costs incurred by the Company in applying for patents covering its internally developed technologies. Patents are amortized over their useful lives. Amortization Expense for 2007 and 2006 was $552 and $552 in each year.

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

Recently Enacted Accounting Standards

The Company does not expect that the adoption of other recent accounting pronouncements will have a material effect on its financial statements.  Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, and SFAS No. 160, "Noncontrolling Interest In Consolidated Financial Statements" (as amended), were recently issued.  SFAS No. 155, 156, 157, 158 ,159 and 160 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Short-term Financial Instruments

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC up to $100,000.  At December 31, 2007 the Company had no amounts in excess of the FDIC limit.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $755,376 and $781,120 for the years ended December 31, 2007 and 2006 respectively and as of December 31, 2007 the Company has an accumulated deficit of $1,536,496 and a working capital deficit of $394,209.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has four (4) non-provisional patents filed with the U.S. Patent and Trademark Office.  The applications were filed for technology the Company believes to be unique in the application of the following:

(i)	a maximum efficiency control device (“MEC”) that will allow an electric motor to run more efficiently by operating at or near it peak operating limit for a higher percentage of total operating time filed on December 1, 2005,

(ii)	a hydraulic regenerative braking system (“HRB”) for capturing a moving vehicle’s kinetic energy for use in braking or battery recharging filed on November 3, 2005 and an update on December 12, 2005,

(iii)	an integrated extended range propulsion system (“ERT”) linking three drive motors to the same transmission filed on November 3, 2005, and

(iv)	a split-rim wheel (“Split-Rim”) that encapsulates a multi-speed planetary gear style transmission for light vehicles having small diameter wheels and small motors filed on October 4, 2004.

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

NOTE 5 – PATENTS

The direct costs associated with the filing of the Company’s patents have been capitalized and will be amortized over the effective period of the related patents once granted (20 and 21 years). The Company follows SFAS 121, which requires a review of the Company’s patents be made whenever events or changes in circumstances indicate that the carrying amount of the patents may not be recoverable. Amortization Expense for 2007 and 2006 was $552 in each year.  During 2007 the Company wrote-off the capitalized value of its Patents of $13,489, see Note 11 – Write-Down of Long Lived Assets.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2007 and 2006 consist of the following:

	2007	2006
Machinery, office furniture and equipment	$7,078	$$7,078
Accumulated depreciation	3,438	2,022

	$3,640	$$5,056
	=========	=========

Depreciation expense was $1,416 and $1,011 for the years ended December 31, 2007 and 2006 respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Royalty Agreement

On August 31, 2006, the Company entered into an agreement with Garden Rise Investments LTD LLC (“Garden Rise”), an Ohio limited liability company, who agreed to pay the Company $125,000 in exchange for 20,000 shares of the Company’s $0.00015 par value common stock (the “Garden Rise Shares”) and a Royalty Agreement. Birchwood Capital Advisors Group, Inc. an advisor and affiliate shareholder of the Company is a 30% beneficial owner of Garden Rise.  The Company also agreed to grant piggy-back registration of the Garden Rise Shares upon the filing of the Company’s next registration statement.

Pursuant to the Royalty Agreement the Company will pay Garden Rise an amount equal to three percent (3%) of defined net revenues beginning January 1, 2007 (the “Royalty”).  The Royalty is payable quarterly and expires at the end of the tenth year from the first year following a year in which the Company’s net revenues first exceed $4,000,000. At any time during the term of the Royalty Agreement, Garden Rise may elect to convert the remaining Royalty to shares of the Company’s common stock (with the same piggy-back registration rights afforded the Garden Rise Shares as described in the preceding paragraph) at the rate of twenty-five cents per share based on the number of calendar quarters in the remaining term (not to exceed 40) multiplied by the amount of the Royalty payable in the immediately preceding calendar quarter. The accompanying consolidated financial statements include $43,400 of revenue received upon entering into the Royalty Agreement.  No payments have been made in respect of this agreement.

Settlement Agreement Payable

The Company entered into a settlement agreement with its former landlord obligating the Company to pay the landlord $55,000 in settlement of default and termination claims associated with the Company’s early termination of its lease of office and warehouse space.  Payments are $10,000 upon execution (February 18, 2008), eleven monthly payments of $1,000 and a final payment equal to all unpaid principal with interest at the rate of 12% per annum.  The accompanying financial statements include $24,648 and $30,352 of rent expense for the years ending December 31, 2007 and 2006, respectively and $55,000 and $30,352 of current liability owed as of December 31, 2007 and 2006 respectively.

Future Commitments

The Company does not have any material future commitments that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, capital expenditures or liquidity.

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

The accompanying consolidated financial statements include $310,853 and $321,000 of executive officer compensation expense for the years ending December 31, 2007 and 2006 respectively.  The officers have forgiven an aggregate of $462,410 of the accrued and unpaid compensation due them, which has been added to additional paid in capital.  As of December 31, 2007 the Company’s executive officers are owed an aggregate of $82,352 in accrued and unpaid compensation and payroll taxes.

Notes and Accounts Payable Officers

The Company has an unsecured non-interest bearing promissory note payable in the principal amount of $17,159 due the Company’s Chief Executive Officer as of December 31, 2007.

Notes and Accounts Payable Shareholders

The Company has an unsecured promissory note payable to a shareholder of the Company in the principal amount of $15,000, with interest at the rate of 20% per annum originally due on February 6, 2007.  On August 1, 2007 the Company entered into an extension agreement with the note holder which provides for a due date of March 31, 2008, the issuance of 20,000 shares of restricted common stock and the payment of an additional $5,000 due at the extended maturity date.  The accompanying financial statements include $8,900 and $4,373 as accrued interest expense and $11,175 and $2,875 of accrued interest payable for the years ending December 31, 2007 and 2006, respectively.

The accompanying financial statements include $127,046 for services rendered and $8,446 for cash advances at December 31, 2007 due certain shareholders of the Company who perform consulting, tax, accounting and legal services for the Company.

Notes Payable Bank

During 2007 the Company paid off a note payable to Zions Bank in the amount of $1,205.

Long Term Note Payable

The Company has an unsecured convertible promissory note in the principal amount of $50,000 with interest at the rate of 8% per annum originally due on December 31, 2008.  The note is convertible into shares of the Company’s common stock at anytime prior to the date of repayment at the rate of $0.15 per share.

At the date of issuance, the Company determined that there is no beneficial conversion feature as the conversion price was greater than the Company’s stock price on the date the note was issued.  As of December 31, 2007 this note is convertible into 352,110 shares of restricted common stock.  The accompanying financial statements include $2,811 as accrued interest expense and accrued interest payable for the year ending December 31, 2007.

NOTE 9 – CAPITAL STOCK AND MEMBER INTERESTS

Preferred Stock

The Company has 340,000 shares of $0.0001 par value shares of preferred stock authorized with no shares issued and outstanding.  This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors.

Series A 8% Convertible Preferred Stock

On September 17, 2007 the company filed an Amendment to its Certificate of Designation to no longer authorize any “Series A 5% Convertible Preferred Stock,” originally designated on November 14, 2006. The Amendment designates 660,000 shares of its preferred stock as “Series A 8% Convertible Preferred Stock.” Each share of Series A Preferred Stock (a) has a stated value of $5.00 per share (“Stated Value”), (b) is non-voting, (c) includes a dividend of 8% per annum paid annually, (d) may be redeemed at any time for an amount equal to the Stated Value plus all accumulated and unpaid dividends, (e) may be converted into 10 shares of $0.00015 par value common stock, and has a (f) liquidation preference of $5.00 per share plus all accumulated and unpaid dividends.  As of December 31, 2007 no shares of Series A 8% Convertible Preferred Stock have been issued or are outstanding.

Common Stock

The Company has authorized 99,000,000 shares of common stock $.00015 par value per share (the “Common Stock”).  As of December 31, 2007 and 2006, the Company has 5,187,285 and 242,170 shares of Common Stock issued and outstanding.  On July 10, 2007 the Company’s shares of Common Stock began trading on the Over the Counter Bulletin Board (“OTCBB”) electronic quotation system, the trading symbol is HBDY.

Issuances of Common Stock in 2006

On January 1, 2006 Pukka entered into a consulting services agreement with Birchwood Capital Advisors Group, Inc. (“Birchwood”) as compensation for these services, Birchwood received 6,667 shares of Pukka common stock.  The accompanying financial statements include an aggregate expense of $27,200 as the fair value of the securities issued to Birchwood.

On February 1, 2006 Pukka USA LLC converted its form of business from a Utah limited liability company to a Utah corporation (named Pukka USA, Inc. (“Pukka”)), issuing 80,900 shares of common stock in conversion of 100% of the limited liability company member interests.

During February and March, 2006, Pukka received an aggregate total of $140,000 from three (3) private placement financings: (i) $15,000 upon the issuance of its $15,000 promissory note plus 10,000 shares of common stock, (ii) $25,000 in exchange for the issuance of 667 shares of common stock, and (iii) $100,000 in exchange for the issuance of 30,000 shares of common stock.  The accompanying financial statements include an aggregate expense of $408 as the fair value of the securities issued as additional interest in respect of the $15,000 promissory note.

In March, 2006 Pukka issued 53,333 shares of common stock to two (2) individuals and one (1) company for consulting services rendered.  The accompanying financial statements include an aggregate expense of $217,599 as the fair value of the securities issued to these entities.

On April 7, 2006 the Company entered into an Investment Banking Agreement with Legend Merchant Group, Inc. (“Legend”).  As compensation for these services, Legend received 11,000 shares of common stock.  The accompanying financial statements include an aggregate expense of $44,880 as the fair value of the securities issued to Legend.

On April 10, 2006 Pukka entered into three (3) Investor Relations Agreements with Transcontinental Media, Ltd; MNDD Communications, Ltd and Topaz Analytic, Ltd. In exchange for the issuance of warrants for the purchase of 24,000 shares of common stock at an exercise price of $0.001 per share (the “Warrants”).  Each company was granted 8,000 Warrants.  All of the warrants were exercised and the shares of common stock issued at the date of closing on the reverse acquisition with Sunrise.  The accompanying financial statements include an aggregate expense of $94,320 as the fair value of the securities issued to these companies.

On June 7, 2006, Sunrise and Pukka and the shareholders of Pukka entered into a share exchange whereby the Sunrise would exchange a total of 206,666 shares of its common stock for 310,000 shares of Pukka common stock. The agreement was intended to be a tax free, qualified Type “B” reorganization pursuant to Section 368 of the Internal Revenue Code of 1986. The share exchange was completed on August 15, 2006.

On August 31, 2006, the Company issued 2,000 shares of common stock for officer advances of $14,258 or $0.475 per share.

On August 31, 2006, the Company received a total of $125,000 from Garden Rise Investments LTD LLC in exchange for the issuance of 20,000 shares of common stock and a royalty agreement (more fully described in Note 7 hereto). The accompanying financial statements include $81,600 or $0.0272 per share as the fair value of the shares issued and other income of $43,400 in respect of the royalty agreement.

Issuances of Coommon Stock in 2007

On June 27, 2007 the Company issued 200 shares of Common Stock in exchange for the remaining minority member interests of Red Iron Group, LLC.  The accompanying financial statements have recorded the acquisition as a purchase with a value of $600.

On August 1, 2007 the Company issued 20,000 shares of restricted Common Stock in consideration for a Promissory Note Extension Agreement to extend the maturity date of a $15,000 Promissory Note dated February 6, 2006 to March 31, 2008.  The accompanying financial statements include $600 as stock based interest expense for the year ended December 31, 2007.

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

On August 27, 2007 the Company issued 264,000 shares to each of its three investor relations firms in extension of their agreements through August 27, 2008.  The accompanying financial statements include $23,760 of stock based compensation expense for the year ended December 31, 2007.

On August 28, 2007 the Company issued 385,000 shares of Common Stock, to an Infomac consultant and former director of the Company for post-acquisition services. The Company filed a Form S-8 Registration Statement with the SEC on September 10, 2007 providing for the registration of these shares.  The accompanying financial statements include $11,550 as stock based compensation expense for the year ended December 31, 2007.

Reverse Stock Splits

In May 2006, and prior to the recapitalization acquisition with Pukka, Sunrise authorized and carried out a 38 for 1 reverse stock split. The financial statements have been restated for all periods presented to reflect this stock split.

On September 15, 2006, the Company authorized and in December 2006, the Company carried out a 3 for 2 reverse stock split. The financial statements have been restated for all periods presented to reflect the stock split. This stock split was carried out through a change in common stock par value from $0.0001 per share to $0.00015 per share.

On August 10, 2007 the Company effected an amendment to the Company’s Articles of Incorporation whereby the Company’s shares of issued and outstanding Common Stock were reduced 1 for 100 by reverse split.  No fractional shares were issued and the Company issued an additional 7,915 shares to shareholders receiving the minimum of 100 shares.  The accompanying financial statements have been restated for all periods presented.

Class A Warrants

On November 20, 2007 the Company entered into the Class A Warrant Agreement which provides for the issuance of up to 6,600,000 Class A Warrants for the purchase of up to 6,600,000 shares of Common Stock at an exercise price of $1.00 per share.  The Class A Warrants (a) may be exercised at any time before expiration or redemption, (b) may be called for redemption at a redemption price of $0.01 per warrant and (c) expire on December 31, 2012. The Company may call the Class A Warrants at any time after the Common Stock has traded above $1.50 for 10 consecutive trading days.

2006 Qualified Incentive Stock Option Plan

The 2006 Qualified Incentive Stock Option Plan (the “Qualified Plan”) effective as of September 21, 2006, the date of its adoption by the Board and approval by a majority of the Company's stockholders.  The Qualified Plan is intended to meet the requirements for favorable income tax treatment pursuant to the IRC as a qualified employee incentive plan.  The Qualified Plan provides for the issuance of options for the purchase of up to 1,000,000 shares of the Company’s restricted $0.00015 shares of Common Stock at a price to be no less than the fair value of the Company’s shares of common stock on the date of grant.  Awards under the Plan may only be made to employees of the Company and the Qualified Plan provides for termination of the options granted upon the termination of employment.  The Qualified Plan stock options and the common stock which may be issued pursuant to the Plan stock options are not registered securities, and the Company has no obligation to register such securities.  There are no options granted or outstanding as of December 31, 2007.

2007 Consultant’s Stock Plan

On August 15, 2007 the Board of Directors approved the adoption of the Company’s 2007 Consultant’s Stock Plan which provides for the issuance of up to 1,000,000 shares of Company’s $0.00015 shares of Common Stock at a price to be no less than the fair value of the Company’s shares of common stock on the date of grant.  On August 21, 2007 the Company filed SEC Form S-8 in registration of shares to be issued pursuant to this plan.  As of December 31, 2007 the Company has issued 330,000 shares under this plan and there are 670,000 shares unissued.

Registration Rights and Lock-Up Leak-Out Agreement

The Company has granted registration rights to the holders of 136,040 shares of Common Stock under the terms of a Registration Rights Agreement dated June 7, 2006, and for 352,110 shares of common stock issuable upon conversion of a convertible note.  In addition, the holders of 83,333 shares of Common Stock, although participants in the Registration Rights Agreement are subject to resale restrictions pursuant to the terms of a Lock-Up/Leak-Out Agreement dated June 7, 2006 which expires in March, 2008.

NOTE 10 – ACQUISITION

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

NOTE 11 - Write-Down of Long-Lived Assets

The Company has reviewed the valuation of the assets acquired in the acquisition of Infomac and Fire Ant and capitalized patents and has recorded a valuation allowance of $115,789 in the accompanying financial statements in accordance with the provisions of FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") due principally to the uncertainty surrounding the Company’s ability to continue as a going concern, see Note 3 -Going Concern above. FAS144 clarifies the accounting for the impairment of long-lived assets.  Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable.  When necessary, impaired assets are written down to their estimated fair value based on the best information available.  The accompanying financial statements include $115,789 of impairment valuation expense for the fiscal year ending December 31, 2007.

Amount
Purchase price of Infomac	$42,300
Purchase price of Fire Ant	60,000
Patents net book value	13,489
Impairment valuation write-down	(115,789)

Net value of long-lived assets	$-0-
=========

NOTE 12 – INCOME TAXES

For the period from Inception to December 31, 2005 and January 1 to February 6, 2006 Pukka was, a limited liability company and considered a pass-through entity for federal income reporting purposes. As a pass-through entity, the items of Pukka’s taxable income, loss and expense were reported directly by its Members and it paid no federal income taxes.

Pukka for the period February 6, to December 31, 2006 and for all periods thereafter Pukka is a corporation and RIG for the period from August 15, 2006 to December 31, 2006 and for all periods thereafter RIG is majority owned by Pukka. Accordingly, items of federal income and expense have been reported and taxed at the federal corporate tax rates.

The Company has available at December 31, 2007 an unused operating loss carryforward of approximately $1,097,000 which may be applied against future taxable income and which expires in the years 2026 and 2027. The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws then in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax asset associated with the Company’s net operating loss carryforward and allowances for uncollectible accounts, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.

	2007	2006
Deferred tax assets:
Accrued compensation	$44,000
Impairment reserve	31,000
Net operating loss and credit carryforwards	414,000	$289,000
Less valuation allowance	(489,000)	(289,000)

Total deferred tax assets	$-0-	$-0-
	=========	=========

NOTE 13 – EARNINGS PER SHARE

The Company’s calculation of earnings per share is as follows:

	2007	2006

Net Loss Applicable to Common Shareholders	$(755,376)	$(781,120)
	==========	==========
Average Basic and Diluted Shares Outstanding	$1,995,785	$195,783
	==========	==========
Net Loss per Common Share
Basic and Diluted	$(0.38)	$(3.99)
	==========	==========

NOTE 14 – SUBSEQUENT EVENTS

On January 31, 2008 the Company closed on the sale of thirty (30) investment units (the “Units”).  Each unit was sold for $10,000 and includes 2,000 shares of Series A Convertible Preferred Stock, 5,000 shares of Common Stock and 20,000 Class A Warrants.  The Company received, net of selling agent costs and expenses of the offering, a total of $231,959, and the Company issued a total of 60,000 shares of its Series A Convertible Preferred Stock, 150,000 shares of its common stock and 600,000 of its Class A Warrants.  The Company also issued a warrant to the selling agent for the offering for the purchase of 93,750 shares of common stock at a price of $1.20 per share and expiring on January 31, 2013.  The private placement offering pursuant to which the Units were sold (the “Offering”) is ongoing and is expected to have final closing on March 31, 2008.  The Company has agreed to register, no later than 120 days after the final closing of this Offering, a registration statement under the Securities Act for the registration for resale, by all those who purchased in the Offering, of the shares of Series A Preferred Stock, the shares of Common Stock included in the Units and the shares issuable upon conversion of the Preferred Stock and upon exercise of the Warrants.

The Company issued 100,000 shares of Common Stock on February 25, 2008 as compensation for investor relations services.  On completion of this issuance the Company has 5,437,285 shares of Common Stock issued and outstanding.