Form 10KSB/A
period 2007-12-31
HYBRID DYNAMICS CORP
filed 2008-04-18
CIK 1253557

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

Amendment

This Form 10-KSB Amendment #1 is filed for the sole purpose of correcting the response to the front page question “Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)” to “NO.”  The Company inadvertently marked the answer to this question as “yes” when the Company filed its Form 10-KSB on April 1, 2008.  However, because the Company ceased to be a shell company upon the filing of Form 10-type information with its filing of Form 8-K with the SEC on August 21, 2006, the front page question should have properly been answered “NO.”

The SEC recently made substantial changes to Rule 144 - "Persons Deemed Not to Be engaged in a Distribution and Therefore Not Underwriters."  The changes included the addition of Rule 144(i)(2) which addresses the availability of the Rule 144 exemption for sales of restricted shares issued by shell companies and companies that were previously classified as shell companies.

Shareholders holding restricted securities should contact their attorney, financial advisor or broker for information relating to any planned sale of their restricted securities.

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

Dated April 18, 2008	By:	/s/ LEONARD DUCHARME
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