Form 10-Q
period 2008-03-31
HYBRID DYNAMICS CORP
filed 2008-05-12
CIK 1253557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

5,896,027 shares outstanding as of April 28, 2008.

HYBRID DYNAMICS CORPORATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2008	2007
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$33,766	$4

Total Current Assets	33,766	4

Equipment (net of accumulated depreciation of $3,388 and $3,338)	3,690	3,640

Total Assets	$37,456	$3,644
	===========	===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$54,016	$132,955
Accrued Wages Payable Officers	109,545	82,352
Accrued Expenses	-	80
Notes and Accounts Payable Officers	17,159	17,159
Notes and Accounts Payable Shareholders	108,035	161,667
Notes Payable	44,599	-

Total Current Liabilities	333,354	394,213

Long Term Note Payable		52,811

Total Liabilities	333,354	447,024

Stockholders' Deficit
Preferred Stock - $0.0001 par value, 340,000 shares authorized
no shares issued and outstanding	$-	$-
Series A Preferred Stock - $5.00 stated value, 660,000 shares
authorized 60,000 shares issued and outstanding	300,000	-
Common Stock - $.00015 par value, 99,000,000 shares authorized,
5,896,027 shares and 5,187,285 shares issued and outstanding
respectively	885	778
Additional Paid-In Capital	1,136,420	1,092,338
Accumulated (Deficit)	(1,733,203)	(1,536,496)

Total Stockholders' Deficit	(295,898)	(443,380)

Total Liabilities and Stockholders' Equity (Deficit)	$37,456	$3,644
	===========	===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Month Period
	Ending March 31,

	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$-	$224
Cost of Goods Sold	-	64

Gross Profit	-	160

Operating Expenses
General and Administrative	126,875	99,531
Stock based compensation	67,000	-

Total Operating Expenses	193,875	99,531

Other Expenses
Minority interest income	-	(318)
Interest Expense	2,832	767

Total Other Expenses	2,832	449

Net (Loss)	$(196,707)	$(99,820)
	===========	===========
Net (Loss) Per Common Share	$(0.04)	$(0.50)
	===========	===========

Weighted Average Common Shares Outstanding	5,364,070	198,446
	===========	===========

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Month Period
	Ending March 31,

	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities

Net (Loss)	$(196,707)	$(99,820)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & Amortization	492	492
Stock based compensation expenses	67,000	-
Minority interest income	-	(318)
Stock issued for expenses	882	-
Changes in assets and liabilities:
Accounts receivable	-	(206)
Accrued officers compensation	18,707	82,353
Accounts payable and accrued expenses	(77,571)	17,131

Net cash used by Operating Activities	(187,197)	(368)

Cash Flows from Investing Activities:
Capitalized patent costs	-	(113)
Purchase of fixed assets	-	(622)

Net cash used by Investing Activities	-	(735)

Cash Flows from Financing Activities:
Sale of securities for cash	300,000	-
Payment of offering costs and expenses	(68,041)	-
Payment on notes payable	(11,000)	3,000

Net cash from Financing Activities	220,959	3,000

Net (Decrease) Increase in Cash	$33,762	$1,897
Cash at Beginning of Period	4	1,913

Cash at End of Period	$33,766	$3,810
	===========	===========

	Three Months Ended March 31,

	2008	2007

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$683	$-
Income Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Value attributed to warrants issued with preferred stock	$73,860	$-
Value of warrants issued for services	20,025	-
Shares issued for expenses	882
Shares issued in repayment of debt and related interest	53,693	-
Shares issued for services	67,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2008
(Unaudited)

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three-month interim periods ended March 31, 2008 and 2007 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2008.

Note 2 - Financial Statements and Basis of Presentation

Management has elected to omit substantially all footnotes relating to the condensed consolidated financial statements of the Company included in this report.  For a complete set of footnotes, reference is made to the Company's Current Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 1, 2008 and the audited financial statements included therein.

The accompanying unaudited financial statements include the accounts of the Company, the accounts of its wholly owned subsidiary Pukka USA, Inc. (as the accounting parent of the consolidated group), and the accounts of Pukka’s wholly owned subsidiaries, Red Iron Group LLC, Fire Ant Corporation, and Infomac Corporation.

Note 3 – Going Concern

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company incurred a net loss of $196,707 and $755,376 for the three months ended March 31, 2008 and year ended December 31, 2007, respectively, and as of March 31, 2008 the Company has an accumulated deficit of $1,733,203 and a working capital deficit of $299,588.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Capital Stock

Common Stock

As of March 31, 2008, the Company has 5,896,027 shares of its $0.00015 par value common stock (“Common Stock”) issued and outstanding.

On July 10, 2007 the Company’s Common Stock began trading on the Over the Counter Bulletin Board (“OTCBB”) electronic quotation system under the trading symbol HBDY.

On February 25, 2008 the Company issued 100,000 shares of Common Stock as compensation for consulting services and the accompanying financial statements include $27,000 in expense related to this issuance.

On March 21, 2008 the Company issued 358,742 shares of Common Stock to the holder of a $50,000 convertible note who elected to convert the note to shares of Common Stock at the conversion rate of $0.15 per share.  The accompanying financial statements include $877 of interest expense for the three months ended March 31, 2008 in respect of this note.

On March 31, 2008 the Company issued 100,000 shares of Common Stock as compensation for consulting services and the accompanying financial statements include $40,000 in expense related to this issuance.

Private Placement Unit Offering

On January 31, 2008 the Company closed on the sale of thirty (30) investment units (the “Units”).  Each unit was sold for $10,000 and included 2,000 shares of Series A Convertible Preferred Stock, 5,000 shares of Common Stock and 20,000 Class A Warrants.  This issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The securities issued are deemed restricted securities for the purposes of the Securities Act. The Company received, net of selling agent commission and costs and expenses of the offering, a total of $231,959.  The Company issued a total of 60,000 shares of its Series A Convertible Preferred Stock, 150,000 shares of its common stock and 600,000 of its Class A Warrants.   The Subscription Agreement includes registration rights and a value anti-dilution provision; see “Registration Rights” and “Value Anti-Dilution”.  The private placement offering has been extended until May 31, 2008, and the Company is continuing to offer Units for sale thereunder up to a maximum of $600,000 (including the $300,000 closed as of January 31, 2008).

In accordance with Emerging Issues Task Force (“EITF”) No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments”, a portion of the proceeds were allocated to the shares of Common Stock and to the Class A Warrants based on their relative fair value, which totaled $133,680, $26,880 and $106,800 allocated to the Common Stock and Warrants respectively.  The fair value of the shares of Common Stock was determined to be the last trade price on the date of issuance and the fair value of the Class A Warrants was determined using the Black-Scholes option pricing model. Further, we determined there to be no value attributable to the beneficial conversion feature of the shares of the Series A Preferred Stock in that the effective conversion price of those shares was greater than the closing price of our common shares on the date of issuance.

Total costs and expenses of the offering is $88,066, including the $20,025 fair value of a warrant granted to the selling agent for the offering for the purchase of 112,500 shares of common stock at a price of $1.20 per share and expiring on January 31, 2013.  The selling agent warrants have been valued using the Black-Scholes model.

The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 253%, (3) risk-free interest rate of 4.0%, (4) expected life of 5 years and (5) estimated fair value of our common stock of $0.18 per share.

Class A Warrants

On November 20, 2007 the Company entered into the Class A Warrant Agreement which provides for the issuance of up to 6,600,000 Class A Warrants for the purchase of up to 6,600,000 shares of Common Stock at an exercise price of $1.00 per share.  The Class A Warrants (a) may be exercised at any time before expiration or redemption, (b) may be called for redemption at a redemption price of $0.01 per warrant and (c) expire on December 31, 2012. The Company may call the Class A Warrants at any time after the Common Stock has traded above $1.50 for 10 consecutive trading days.  As of March 31, 2008 there are 600,000 Class A Warrants issued and outstanding.

A summary of the status of warrants and options granted at March 31, 2008 and December 31, 2007 and changes during the periods then ended is presented below:

	For the Three Months		For the Year
	Ended March 31, 2008		Ended December 31, 2007

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	-	-	-	-
Granted	712,500	$1.03	-	$-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at end of period	712,500	$1.03	-	$-

Weighted average fair value of warrants granted during the period	712,500	$1.03	-	$-
	=========	============	=========	============

A summary of the status of the warrants outstanding at March 31, 2008 is presented below:

	Warrants Outstanding			Warrants Exercisable

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

1.00	600,000	4.8 years	1.00	600,000	1.00
1.20	112,500	4.8 years	1.20	112,500	1.20
1.03	712,500	4.8 years	1.03	112,500	1.03

2006 Qualified Incentive Stock Option Plan

The 2006 Qualified Incentive Stock Option Plan (the “Qualified Plan”) provides for the issuance of options for the purchase of up to 1,000,000 shares of the Company’s restricted $0.00015 shares of Common Stock at a price to be no less than the fair value of the Company’s shares of common stock on the date of grant.  Awards under the Plan may only be made to employees of the Company and the Qualified Plan provides for termination of the options granted upon the termination of employment.  The Qualified Plan stock options and the common stock which may be issued pursuant to the Plan are not registered securities, and the Company has no obligation to register such securities.  There are no options granted or outstanding as of March 31, 2008.

2007 Consultant’s Stock Plan

On August 15, 2007 the Board of Directors approved the adoption of the Company’s 2007 Consultant’s Stock Plan which provides for the issuance of up to 1,000,000 shares of Company’s $0.00015 shares of Common Stock at a price to be no less than the fair value of the Company’s shares of common stock on the date of grant.  On August 21, 2007 the Company filed SEC Form S-8 in registration of shares to be issued pursuant to this plan.  As of March 31, 2008 there are 670,000 shares unissued and no options granted or outstanding.

Preferred Stock

The Company has 340,000 shares of $0.0001 par value shares of undesignated preferred stock authorized with no shares issued and outstanding.  This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors.

Series A 8% Convertible Preferred Stock

The Company has 660,000 shares of its preferred stock designated as “Series A 8% Convertible Preferred Stock.” Each share of Series A Preferred Stock (a) has a stated value of $5.00 per share (“Stated Value”), (b) is non-voting, (c) includes a dividend of 8% per annum paid annually, (d) may be redeemed at any time for an amount equal to the Stated Value plus all accumulated and unpaid dividends, (e) may be converted into 10 shares of $0.00015 par value common stock, and has a (f) liquidation preference of $5.00 per share plus all declared accumulated and unpaid dividends.  As of March 31, 2008 there are 60,000 shares of Series A 8% Convertible Preferred Stock issued and outstanding.  No dividends have been declared or paid as of March 31, 2008.

Registration Rights

The Company has granted registration rights to the holders of 158,042 shares of common stock under the terms of a Registration Rights Agreement dated June 7, 2006.  The Company is also obligated to register within 120 days after the final closing of its January 31, 2008 private placement offering, 60,000 shares of Series A Preferred Stock, 150,000 shares of Common Stock, 600,000 shares of Common Stock issuable upon conversion of the Preferred Stock, 600,000 shares of Common Stock upon exercise of the Class A Warrants and 112,500 shares of Common Stock issuable upon exercise of the selling agent warrants.

Value Anti-Dilution

The Company has granted value anti-dilution rights (the “Provision”) to the purchasers of the securities sold pursuant to the January 31, 2008 private placement.  The Provision provides for the issuance of additional shares of common stock or rights to additional shares of common stock in the event the Company issues shares for less than the average price of the shares of Common Stock included in and underlying the Units (a “Trigger Event”).  The aggregate number of shares of Common Stock issuable in respect of a Unit is 45,000 shares for an aggregate average price of $0.667 per share (the “Aggregate Average Price”).  Any issuance by the Company for less than the Aggregate Average Price during the 1 year period following the closing of the Unit offering, will trigger the Provision with the exception of shares of Common Stock issued pursuant to obligations outstanding as of the date of the offering, existing stock option plans and issuances in exchange for services, goods or in payment of liabilities or claims of non-affiliates up to an aggregate of 400,000 shares of Common Stock.  In addition, the Provision is capped such that no more than a total of 9,300,000 shares can be issued under the Provision (assuming $600,000 of total Units are sold), which is an effective Aggregate Average Price Per Common Share of no less than $0.05 per share.

Note 6 – Accounts and Notes Payable

In May, 2007 the Company terminated its lease agreement for its Bluffdale, Utah office and warehouse space.  The Company agreed to pay $55,000 in settlement of prior rent and expenses related to the termination.  The settlement is payable with interest at 12% per annum payable $1,000 monthly with all unpaid principal and interest due on February 5, 2009.  The accompanying financial statements include $599 of interest expense for the three months ended March 31, 2008 and a current liability due of $44,599 as of March 31, 2008.

The Company has an unsecured promissory note payable to a shareholder in the principal amount of $20,000, with interest at the rate of 20% per annum due on March 31, 2008.  The accompanying financial statements include $814 of interest expense for the three months ended March 31, 2008.

Note 7 – Accrued Officers Compensation

The Company has employment agreements with its three executive officers.  The agreements provide for the payment of monthly compensation in the aggregate amount of $27,451. The Company’s financial resources are not sufficient to permit the payment of this compensation and the Company has accrued unpaid compensation.  The accompanying financial statements include $68,014 and $82,353 of officer compensation expense for the three months ended March 31, 2008 and 2007, respectively and $109,545 of accrued and unpaid compensation payable as of March 31, 2008.

Note 8 – Product Development

In March 2008 the Company performed the first test drive of its hybrid scooter prototype.  Multiple road tests under varied operating conditions have been completed with satisfactory results. Functioning at present with only its electric scooter components installed, the HX 3.0 prototype has attained a top speed of 54 mph, with a preliminary city driving range of approximately 32 miles given a test rider of approximately 200 lbs.  Major components of the electrical drive system are in place, including the motor-control circuitry, lithium iron phosphate battery pack, and 3kw drive motor.  However, these components have not yet been optimized to work in concert for ultimate efficiency. The accompanying financial statements include $4,744 of prototype product development expense.

Note 9 – Material Subsequent Events and Contingencies

On April 2, 2008 the Company entered into a letter of intent with Delaware American Motors, LLC (“DAM”) and Mark Klein (the “LOI”). DAM is a manufacturer of custom-made, high-end luxury motorcycles.  Mr. Klein is the principal owner of DAM (the “DAM Principal”). The LOI, as amended, contemplates the acquisition by us of a 100% interest in DAM in consideration for the issuance of an aggregate of 4,500,000 shares of our common stock.  Our acquisition will be a stock-for-stock exchange of 100% ownership of a corporation to be formed by the DAM Principal, into which he will contribute 100% of the membership interests of DAM.  At the completion of the exchange, it is anticipated that we will issue 4,500,000 shares of our common stock representing approximately 38% of our then outstanding voting common stock for DAM, resulting in no change of control of the Company.  On April 30, 2008 the parties agreed to extend the expiration date of the LOI to May 30, 2008.

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

Results of Operations

First Quarter 2008 Compared To First Quarter 2007

Revenues and Cost of Sales

There were no product sales for the three months ended March 31, 2008 compared to $224 for the same period in 2007 which is a decrease from $224.   Cost of sales for 2007 was $64.

Selling, General and Administrative Expenses

For the three months ended March 31, 2008 selling, general and administrative costs were $126,875  compared to $99,531 in 2007. This increase is primarily a reflection of the change in our strategy from a reliance on wholesale business to our investment to expenses associated with the development of new products and technology offerings.

Our expenses for the three months ended March 31, 2008 include $67,000 of non-cash stock based compensation expenses compared to no non-cash stock based compensation expenses for the same period in 2007.

Product Development Expenses

For the three months ending March 31, 2008 the Company incurred $4,744 in direct product development expenses compared to no product development expenses for the same period in 2007.

Net Income

The company had a loss of $196,707 for the three months ended March 31, 2008 compared to net loss of $99,820 for the same period in 2007. The 2008 loss was due primarily to expenditures for salaries, consulting and professional fee expenses and for product development related to our investment in new products and technology.

Liquidity and Capital Resources

As of March 31, 2008, we had $33,766 of cash on hand and $333,364 in liabilities of which $126,704 is payable to officers and $108,035 is payable to shareholders.  To continue operations we require additional financing and are exploring various methods for obtaining additional capital including short term borrowing and the issuance of our equity or debt securities.  There is no assurance that additional capital will be available to us, or if available, will be made available on suitable terms.

Net cash used by operating activities for the three months ended March 31, 2008 was $187,197 which was primarily the result of the net loss of $196,707.  This compared to net cash used by operating activities of $368 for the three months ended March 31, 2007.   Net cash from financing activities for the three months ended March 31, 2008 of $220,959 was due to the private placement sale of investment units and advances and credit extended to us by certain of our shareholders.

RECENT DEVELOPMENTS

On January 31, 2008 the Company closed on the sale of thirty (30) investment units (the “Units”).  Each unit was sold for $10,000 and included 2,000 shares of Series A Convertible Preferred Stock, 5,000 shares of Common Stock and 20,000 Class A Warrants.  The Company received, net of selling agent costs and expenses of the offering, a total of $231,959, and the Company issued a total of 60,000 shares of its Series A Convertible Preferred Stock, 150,000 shares of its common stock and 600,000 of its Class A Warrants.  The Company also issued a warrant to the selling agent for the offering for the purchase of 112,500 shares of common stock at a price of $1.20 per share and expiring on January 31, 2013.  The Company has agreed to register, no later than 120 days after the final closing of this Offering, a registration statement under the Securities Act for the registration for resale, by all those who purchased securities in the Offering, of the shares of Series A Preferred Stock, the shares of Common Stock included in the Units and the shares issuable upon conversion of the Preferred Stock and upon exercise of the Class A Warrants.

In March 2008 the Company performed the first test drive of its hybrid scooter prototype.  Multiple road tests under varied operating conditions have been completed with satisfactory results. Functioning at present with only its electric scooter components installed, the HX 3.0 prototype has attained a top speed of 54 mph, with a preliminary city driving range of approximately 32 miles given a test rider of approximately 200 lbs.  Major components of the electrical drive system are in place, including the motor-control circuitry, lithium iron phosphate battery pack, and 3kw drive motor.  However, these components have not yet been optimized to work in concert for ultimate efficiency.  The accompanying financial statements include $4,744 of prototype product development expense.

On April 2, 2008 the Company entered into a letter of intent with Delaware American Motors, LLC (“DAM”) and Mark Klein (the “LOI”). DAM is a manufacturer of custom-made, high-end luxury motorcycles.  Mr. Klein is the principal owner of DAM (the “DAM Principal”). The LOI, as amended, contemplates the acquisition by us of a 100% interest in DAM in consideration for the issuance of an aggregate of 4,500,000 shares, as may be adjusted, of our common stock.  Our acquisition will be a stock-for-stock exchange of 100% ownership of a corporation to be formed by the DAM Principal, into which he will contribute 100% of the membership interests of DAM.  At the completion of the exchange, it is anticipated that we will issue 4,500,000 shares of our common stock representing approximately 38% of our then outstanding voting common stock for DAM, resulting in no change of control of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has no market risk sensitive instruments.

Item 4T.  Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's principal executive officer and principal financial officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure.

Other than as described hereinabove, there has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2008 the Company closed on the sale of thirty (30) investment units (the “Units”).  Each unit was sold for $10,000 and included 2,000 shares of Series A Convertible Preferred Stock, 5,000 shares of Common Stock and 20,000 Class A Warrants.  This issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The securities issued are deemed restricted securities for the purposes of the Securities Act. The Company received, net of selling agent costs and expenses of the offering, a total of $231,959, and the Company issued a total of 60,000 shares of its Series A Convertible Preferred Stock, 150,000 shares of its common stock and 600,000 of its Class A Warrants.  The Company also issued a warrant to the selling agent for the offering for the purchase of 112,500 shares of common stock at a price of $1.20 per share and expiring on January 31, 2013.  The Company has agreed to register, no later than 120 days after the final closing of this Offering, a registration statement under the Securities Act for the registration for resale, by all those who purchased securities in the Offering, of the shares of Series A Preferred Stock, the shares of Common Stock included in the Units and the shares issuable upon conversion of the Preferred Stock and upon exercise of the Class A Warrants.

On February 25, 2008 the Company issued 100,000 shares of common stock as compensation for investor relations services.  This issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The securities issued are deemed restricted securities for the purposes of the Securities Act.

On March 21, 2008 the Company issued 358,742 shares of Common stock to the holder of a $50,000 convertible note who elected to convert the note to shares of Common Stock at the conversion rate of $0.15 per share.  This issuance was made in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act for transactions by an issuer not involving a public offering. The securities issued are deemed restricted securities for the purposes of the Securities Act.

On March 31, 2008 the Company issued 100,000 shares of Common Stock as compensation for investor relations services.  This issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The securities issued are deemed restricted securities for the purposes of the Securities Act.

Limitations on the Payments of Dividends

The holders of Series A Preferred Stock shall be entitled to receive dividends at a rate of eight percent (8%) per annum of the Original Issue Price which shall be prior and in preference to any declaration or payment of any dividend (payable other than in shares of Common Stock) or other distribution on the Common Stock of the Corporation. The dividends on the Series A Preferred Stock shall accrue from the date of issuance of each share and shall be payable annually on December 31 of each year (each a "Dividend Date") commencing on December 31, 2008, except that if any such date is a Saturday, Sunday or legal holiday (a "Non-Business Day") then such dividend shall be payable on the next day that is not a Non-Business Day on which banks in the State of Nevada are permitted to be closed (a "Business Day") to holders of record as they appear on the stock books of the Corporation on the applicable record date, which shall be not more than 60 nor less than 10 days preceding the payment date for such dividends, as fixed by the Board of Directors (the "Record Date"). The dividends on the Series A Preferred Stock shall be payable only when, as and if declared by the Board of Directors out of funds legally available therefore, or in shares of the Company’s Common Stock at a value equal to the greater of (i) the average closing bid price for the 20 trading days immediately preceding the date the dividend is declared or (ii) twenty-five cents ($0.25).  Any dividends on the Series A Preferred Stock which have accrued but have not been paid, shall be accumulated and shall be payable only when, as and if declared by the Board of Directors as provided in the preceding sentence.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Exhibit

10.1 *	Unit Subscription Agreement, January 2008 Private Placement Offering
10.2 *	Selling Agent Agreement as Amended dated November 20, 2007 between the Company and Joseph Stevens & Company, Inc.
10.3 *	Letter of Intent Amendment # 1 dated April 30, 2008 Between Hybrid Dynamics Corporation, Delaware American Motors, LLC and Mark Klein.
31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial & Accounting Officer
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Accounting Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hybrid Dynamics Corporation

Date	May 12, 2008	/s/ LEONARD DUCHARME
Leonard DuCharme, CEO
Principal Executive Officer

Date	May 12, 2008	/s/ DARREN JENSEN
Darren Jensen, Treasurer
Principal Accounting Officer