Form 10-Q
period 2008-06-30
HYBRID DYNAMICS CORP
filed 2008-09-17
CIK 1253557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number: 000-50370

HYBRID DYNAMICS CORPORATION
(Exact name of small business issuer in its charter)

Nevada	33-1041835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

52-66 Iowa Avenue, Paterson, NJ 07503
(Address of principal executive offices)

(973) 279-3261
(Issuer's telephone number)

892 North 340 East, American Fork, UT 84003
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

10,396,027 shares outstanding as of September 12, 2008.

HYBRID DYNAMICS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

HYBRID DYNAMICS CORPORATION And Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$68,560	$4
Inventory, net	67,832	-
Total Current Assets	136,392	4

Equipment (net of accumulated depreciation of $25,391 and $3,338)	44,024	3,640

Total Assets	$180,416	$3,644

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$165,623	$132,955
Accrued Expenses	-	80
Accrued Wages Payable Officers	201,018	82,352
Notes and Accounts Payable Officers	11,561	17,159
Notes and Accounts Payable Shareholders	219,977	161,667
Current Portion of Note Payable	16,130	-
Total Current Liabilities	614,309	394,213

Long-Term Portion of Note Payable	6,610	52,811

Total Liabilities	620,919	447,024

Stockholders' Deficit
Preferred Stock - $0.0001 par value, 340,000 shares authorized
no shares issued and outstanding	$-	$-
Series A Preferred Stock - $5.00 stated value, 660,000 shares authorized
60,000 shares and no shares issued and outstanding, respectively	300,000	-
Common Stock - $.00015 par value, 99,000,000 shares authorized,
10,396,027 shares and 5,187,285 shares issued and outstanding respectively	1,559	778
Additional Paid-In Capital	1,394,827	1,092,338
Accumulated (Deficit)	(2,136,889)	(1,536,496)
Total Stockholders' Deficit	(440,503)	(443,380)

Total Liabilities and Stockholders' Equity (Deficit)	$180,416	$3,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Month Period		For the Six Month Period
	Ending June 30,		Ending June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$4,473	$-	$4,473	$224
Cost of Goods Sold	6,971	-	6,971	64
Gross Profit (Loss)	(2,498)	-	(2,498)	160

Operating Expenses
General and Administrative	286,496	172,890	413,371	271,929
Share based compensation	110,333	-	177,333	-
Depreciation and Amortization	3,014	492	3,014	984
Total Operating Expenses	399,843	173,382	593,718	272,913

Other Expenses
Gain on sale of equipment	309	-	309	-
Interest Expense	(1,654)	2,624	(4,486)	3,391
Total Other Expenses	(1,345)	2,624	(4,177)	3,391

Net (Loss)	$(403,686)	$(176,006)	$(600,393)	$(276,144)
Long-Term Portion of Note Payable
Net (Loss) Per Common Share	$(0.05)	$(0.71)	$(0.09)	$(1.10)

Weighted Average Common Shares Outstanding	8,269,653	247,896	6,808,977	251,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Month Period
	Ending June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net (Loss)	$(600,393)	$(276,144)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & Amortization	3,014	984
Stock based compensation expenses	67,000	-
Incentive stock options	110,333	-
Non-cash expense	667	-
(Gain) on sale of asset	(309)	-
Changes in assets and liabilities:
Inventory	(22,816)	-
Accounts receivable	-	220
Accrued officer's compensation	118,666	144,671
Long-Term Portion of Note Payable	58,310
Accounts payable and accrued expenses	(41,290)	89,666

Net cash used by Operating Activities	(306,818)	(40,603)

Cash Flows from Investing Activities:
Proceeds from sale of assets	4,000	-
Proceeds from subsidiary acquisition	151,178	-
Capitalized patent costs	-	(1,380)
Purchase of fixed assets	(5,000)	-

Net cash used by Investing Activities	1,394,827	(1,380)
	(2,136,889)
Cash Flows from Financing Activities:
Proceeds from sale of securities	231,959	-
Payment of officer advances	(5,598)
Loans from shareholders and investors	-	50,000
Payment on notes payable	(1,165)	(1,205)

Net cash from Financing Activities	225,196	48,795

Net (Decrease) Increase in Cash	$1,313,205	$6,812
Cash at Beginning of Period	4	1,912
Cash at End of Period	$1,313,209	$8,724

	Six Months Ended June 30,
	2008	2007
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$683	$-
Income Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued for services	$20,025	-
Shares issued in repayment of debt	53,811	-
Shares issued for services	67,000	-
Shares issued for acquisition of subsidiary	140,166	-
Incentive stock options issued for services	110,333	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2008
(Unaudited)

Note 1 - Unaudited Financial Information

The unaudited financial information included for the six-month interim periods ended June 30, 2008 and 2007 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented. The results of operations for the six-month period ended June 30, 2008 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2008.

Note 2 - Financial Statements and Basis of Presentation

Management has elected to omit substantially all footnotes relating to the condensed consolidated financial statements of the Company included in this report.  For a complete set of footnotes, reference is made to the Company's Current Report on Form 10-KSB for the year ending December 31, 2007 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

The accompanying unaudited financial statements include the accounts of the Company, the accounts of its wholly owned subsidiary Pukka USA, Inc. (as the accounting parent of the consolidated group), and the accounts of Pukka’s wholly owned subsidiaries, Red Iron Group LLC, Fire Ant Corporation, and Infomac Corporation for all periods presented and the accounts of Delaware American Motors, Inc. (“DAM”) and its wholly owned subsidiary Delaware American Motors LLC (“DAMLLC”) for the period from its date of acquisition, May 13, 2008 to June 30, 2008.

Note 3 – Going Concern

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company incurred a net loss of $600,393 and $755,376 for the six months ended June 30, 2008 and year ended December 31, 2007, respectively, and as of June 30, 2008 the Company has an accumulated deficit of $2,136,889 and a working capital deficit of $477,917.  Further losses are anticipated in the development of the Company’s business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of the assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We do not currently have any commitments for financing.  Our present operations depend upon the continued support of our shareholders and executive officers, and our continuation as a going concern is dependent upon continued financial support from these parties.

There can be no assurance that capital will be available as necessary to meet our working capital requirements or, if the capital is available, that it will be on reasonable terms acceptable us.  The issuances of additional equity securities by the Company may result in dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Management intends to finance operating costs over the next twelve months with loans from related parties, commercial loans and/or private placement of capital stock.

Note 4 – Acquisition

On May 13, 2008 the Company issued 4,500,000 shares of Common Stock as the sole consideration paid in exchange for 100% of the issued shares of common stock of DAM.

Note 5 - Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”).  Inventory is stated at cost and reserves are recorded to state the inventory at net realizable value.  Inventory at June 30, 2008 consists of the following:

June 30, 2008

Motorcycles prototypes	$68,080
Parts and supplies	17,650
Valuation allowance	$(17,898)
$67,832

Note 6 – Property, Plant and Equipment

Property, plant and equipment at June 30, 2008 consists of the following:

June 30, 2008

Machinery, office furniture and equipment	$69,415
Accumulated depreciation	(25,391)
$44,024

Depreciation expense was $3,014 for the three and six months ended June 30, 2008.

Note 7 – Accounts and Notes Payable

The Company had outstanding accounts payable of $165,623 and $132,955 as of June 30, 2008 and December 31, 2007, respectively.  Accounts payable also include amounts owed on credit cards used for the payment of goods and services with annual interest rates from 7.99% to 17.99%.

The Company has $192,745 and $127,046 as of June 30, 2008 and December 31, 2007, respectively in current accounts payable obligations owed to certain vendors who are shareholders of the Company.

In May, 2007 the Company terminated its lease agreement for its Bluffdale, Utah office and warehouse space.  The Company agreed to pay $55,000 in settlement of prior rent and expenses related to the termination.  The settlement is payable with interest at 12% per annum payable $1,000 monthly with all unpaid principal and interest due on February 5, 2009.  The accompanying financial statements include a current liability due of $43,808 as of June 30, 2008.  The Company is in default on its payment of this obligation.

The Company has an unsecured promissory note payable to a shareholder in the principal amount of $20,000, with interest at the rate of 20% per annum due on June 30, 2008.  The accompanying financial statements include $750 of interest expense for each of the three and six months ended June 30, 2008 and a total current liability due of $27,232 as of June 30, 2008.  The Company is in default on its payment of this note.

The Company had outstanding notes payable of $22,740 as of June 30, 2008.  Notes payable consist of (i) a term loan secured with the Company’s transport vehicle.  This loan is dated April 2006, is for an initial term of 60 months payable $430.81 per month at an annual rate of interest of 5.95% and (ii) a line of credit loan from a bank with a maximum loan amount of $15,000 and payable interest only monthly at a variable annual rate, the annual rate at December, 2007 was 10.5%.  The Company’s president (the former sole owner and founder of DAMLLC) is personally obligated on these loans.

Note 8 – Accrued Officer’s Compensation

The Company has employment agreements with its three former executive officers.  The agreements provide for the payment of monthly compensation in the aggregate amount of $27,451.  The accompanying financial statements include $93,435 and $82,353 of officer compensation expense for the three and six months ended June 30, 2008, respectively and $179,399 of accrued and unpaid compensation and payroll taxes as of June 30, 2008.

The Company has an Employment Agreement with its president.  The agreement provides for the payment of monthly compensation in the aggregate amount of $9,975.  The accompanying financial statements include $21,679 of accrued officer compensation and payroll tax expense for the three months ended June 30, 2008 and $21,679 of accrued and unpaid compensation and payroll taxes as of June 30, 2008.

The Company has entered into an Employment Agreement with its chief executive officer effective July 15, 2008.  The agreement provides for the payment of monthly compensation in the aggregate amount of $9,000.  The agreement included a grant of incentive stock options vesting 350,000 on June 23, 2008, 350,000 vesting on January 15, 2009 and 300,000 vesting June 15, 2009.  Future vesting is contingent upon the executive being employed on the vesting date.

Note 9 – Commitments and Contingencies

Facilities Lease

The Company rents 8,300 sq. ft. of office, garage and storage space in a single facility located in Paterson, New Jersey.  The lease is for an initial term of 60 months from April, 2006 at $2,500 per month and includes 2 five year renewal terms at an increase in monthly payments to $3,100 per month and $3,600 per month, respectively. The accompanying financial statements include rent expense of $7,500 for the three months ended June 30, 2008.

The following table summarizes the future annual rentals for all periods including renewal periods:

Amount

Annual Rent for the period July to December, 2008	$15,000
Annual Rent for the year 2009	30,000
Annual Rent for the year 2010	30,000
Annual Rent for the year 2011	7,500
Annual Rent for the year 2012	-
Thereafter	-
Total Aggregate Annual Rent	$82,500

Note 10 – Product Familiarization

In March 2008 the Company performed the first test drive of a scooter prototype.  Multiple road tests under varied operating conditions have been completed. Functioning with only electric scooter components installed, the prototype attained a top speed of 54 mph, with a preliminary city driving range of approximately 32 miles given a test rider of approximately 200 lbs.  Major components of the electrical drive system are in place, including the motor-control circuitry, lithium iron phosphate battery pack, and 3kw drive motor.  However, these components have not been optimized to work in concert for ultimate efficiency. The purpose of building this prototype was to provide the company with a further knowledge base of the components and the build process.  At this point we do not believe that this prototype will serve as the platform for which a commercially viable scooter will be built upon.  The accompanying financial statements for the period ending June 30, 2008 include $4,744 of prototype product familiarization expense.

Note 11 – Capital Stock

Common Stock

As of June 30, 2008, the Company has 10,396,027 shares of its $0.00015 par value common stock (“Common Stock”) issued and outstanding.

On July 10, 2007 the Company’s Common Stock began trading on the Over the Counter Bulletin Board (“OTCBB”) electronic quotation system under the trading symbol HBDY.

During the first fiscal quarter the Company issued 200,000 shares of Common Stock as compensation for consulting services.  The accompanying financial statements include $67,000 in expense for the six months ended June 30, 2008.

On March 21, 2008 the Company issued 358,742 shares of Common Stock to the holder of a $50,000 convertible note who elected to convert the note to shares of Common Stock at the conversion rate of $0.15 per share.  The accompanying financial statements include $877 of interest expense for the three months ended June 30, 2008 in respect of this note.

On May 13, 2008 the Company issued 4,500,000 shares of Common Stock in exchange for 100% of the outstanding shares of common stock of DAM.  The Company recorded the transaction as a purchase for a value of $140,166 being the net book value of DAM and its subsidiary on the date of acquisition.

Private Placement Unit Offering

On January 31, 2008 the Company closed on the sale of thirty (30) investment units (the “Units”).  Each unit was sold for $10,000 and included 2,000 shares of Series A Convertible Preferred Stock, 5,000 shares of Common Stock and 20,000 Class A Warrants.  This issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The securities issued are deemed restricted securities for the purposes of the Securities Act. The Company received, net of selling agent commission and costs and expenses of the offering, a total of $231,959.  The Company issued a total of 60,000 shares of its Series A Convertible Preferred Stock, 150,000 shares of its common stock and 600,000 of its Class A Warrants.   The Subscription Agreement includes registration rights and a value anti-dilution provision; see “Registration Rights” and “Value Anti-Dilution”.  The private placement offering has been extended until May 31, 2008, and the Company is continuing to offer Units for sale thereunder up to a maximum of $600,000 (including the $300,000 closed as of January 31, 2008).  The Offering has been extended by the Company to August 31, 2008.

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

Class A Warrants

On November 20, 2007 the Company entered into the Class A Warrant Agreement which provides for the issuance of up to 6,600,000 Class A Warrants for the purchase of up to 6,600,000 shares of Common Stock at an exercise price of $1.00 per share.  The Class A Warrants (a) may be exercised at any time before expiration or redemption, (b) may be called for redemption at a redemption price of $0.01 per warrant and (c) expire on December 31, 2012. The Company may call the Class A Warrants at any time after the Common Stock has traded above $1.50 for 10 consecutive trading days.  As of June 30, 2008 there are 600,000 Class A Warrants issued and outstanding.

2006 Qualified Incentive Stock Option Plan

The 2006 Qualified Incentive Stock Option Plan (the “Qualified Plan”) provides for the issuance of options for the purchase of up to 1,000,000 shares of the Company’s restricted $0.00015 shares of Common Stock at a price to be no less than the fair value of the Company’s shares of common stock on the date of grant.  Awards under the Plan may only be made to employees of the Company and the Qualified Plan provides for termination of the options granted upon the termination of employment.  The Qualified Plan stock options and the common stock which may be issued pursuant to the Plan are not registered securities, and the Company has no obligation to register such securities.  As of June 30, 2008 the Company has granted 350,000 options and reserved for issuance an additional 650,000 options to Steven Radt the Company’s Chief Executive Officer.  The accompanying financial statements include $110,333 of expense for the three months ended June 30, 2008 for the fair value of the options on June 23, 2008, the date vested.  The options have been valued using the Black-Scholes model based on assumptions as follows: (1) dividend yield of 0%; (2) expected volatility of 429%, (3) risk-free interest rate of 4.19%, (4) expected life of 10 years and (5) estimated fair value of our common stock of $0.30 per share.

2007 Consultant’s Stock Plan

On August 15, 2007 the Board of Directors approved the adoption of the Company’s 2007 Consultant’s Stock Plan which provides for the issuance of up to 1,000,000 shares of the Company’s $0.00015 shares of Common Stock at a price to be no less than the fair value of the Company’s shares of common stock on the date of grant.  On August 21, 2007 the Company filed SEC Form S-8 in registration of shares to be issued pursuant to this plan.  As of June 30, 2008 there are 670,000 shares unissued and there are no options granted or outstanding.

Summary of Warrants and Options Outstanding

A summary of the status of warrants and options granted at June 30, 2008 and December 31, 2007 and changes during the periods then ended is presented below:

	For the Six Months		For the Twelve Months
	Ended June 30, 2008		Ended December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	-	$-	-	$-
Granted	1,062,500	0.87	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	1,062,500	$0.87	-	$-

Weighted average fair value of warrants granted during the period	1,062,500	$0.50	-	$-

A summary of the status of the warrants outstanding at June 30, 2008 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
0.30	350,000	10.00	0.30	350,000	0.30
1.00	600,000	4.60	1.00	600,000	1.00
1.20	112,500	4.60	1.20	112,500	1.20
0.79	1,062,500	6.38	0.79	1,062,500	0.79

Preferred Stock

The Company has 340,000 shares of $0.0001 par value shares of undesignated preferred stock authorized with no shares issued and outstanding.  This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors.

Series A 8% Convertible Preferred Stock

The Company has 660,000 shares of its preferred stock designated as “Series A 8% Convertible Preferred Stock.” Each share of Series A Preferred Stock (a) has a stated value of $5.00 per share (“Stated Value”), (b) is non-voting, (c) includes a dividend of 8% per annum paid annually, (d) may be redeemed at any time for an amount equal to the Stated Value plus all accumulated and unpaid dividends, (e) may be converted into 10 shares of $0.00015 par value common stock, and has a (f) liquidation preference of $5.00 per share plus all declared accumulated and unpaid dividends.  As of June 30, 2008 there are 60,000 shares of Series A 8% Convertible Preferred Stock issued and outstanding.  No dividends have been declared or paid as of June 30, 2008.

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

Value Anti-Dilution

The Company has granted value anti-dilution rights (the “Provision”) to the purchasers of the securities sold pursuant to the January 31, 2008 private placement.  The Provision provides for the issuance of additional shares of common stock or rights to additional shares of common stock in the event the Company issues shares for less than the average price of the shares of Common Stock included in and underlying the Units (a “Trigger Event”).  The aggregate number of shares of Common Stock issuable in respect of a Unit is 45,000 shares for an aggregate average price of

$0.667 per share (the “Aggregate Average Price”).  Any issuance by the Company for less than the Aggregate Average Price during the 1 year period following the closing of the Unit offering, will trigger the Provision with the exception of shares of Common Stock issued pursuant to obligations outstanding as of the date of the offering, existing stock option plans and issuances in exchange for services, goods or in payment of liabilities or claims of non-affiliates up to an aggregate of 400,000 shares of Common Stock.  In addition, the Provision is capped such that no more than a total of 9,300,000 shares can be issued under the Provision (assuming $600,000 of total Units are sold), which is an effective Aggregate Average Price Per Common Share of not less than $0.05 per share.

Note 12 – Material Subsequent Events and Contingencies

None.

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

Results of Operations

Second Quarter 2008 Compared To Second Quarter 2007

Revenues and Cost of Sales

The Company had total revenue of $4,473 for the three months ended June 30, 2008 compared to $0.00 for the same period in 2007 which is an increase of $4,473.   Cost of goods for 2008 was $6,971.

Selling, General and Administrative Expenses

For the three months ended June 30, 2008 selling, general and administrative costs were $286,496 compared to $172,890 in 2007. This increase is primarily a reflection of the change in our strategy from a reliance on wholesale business to our investment to expenses associated with the development of new products.

Our expenses for the three months ended June 30, 2008 include $110,333 which was non-cash stock based compensation expense and $3,014 of Depreciation and Amortization compared to no non-cash stock based compensation expenses and $492 of Depreciation and Amortization for the same period in 2007.

Product Familiarization Expenses

For the three months ending June 30, 2008 the Company incurred $4,744 in direct product familiarization expenses compared to no product familiarization expenses for the same period in 2007.

Net Income

The company had a loss of $403,686 for the three months ended June 30, 2008 compared to net loss of $176,006 for the same period in 2007. The 2008 loss was due primarily to expenditures for salaries, consulting and professional fee expenses, share based compensation and for product development related to our investment in new products.

Liquidity and Capital Resources

As of June 30, 2008, we had $68,560 of cash on hand, $67,832 in inventory and $620,919 in liabilities of which $201,018 is payable to officers and $219,977 is payable to shareholders.  To continue operations we require additional financing and are exploring various methods for obtaining additional capital including short-term borrowing and the issuance of our equity or debt securities.  There is no assurance that additional capital will be available to us, or if available, will be made available on suitable terms.

Net cash used by operating activities for the six months ended June 30, 2008 was $306,818 which was primarily the result of the net loss of $600,393.  This compared to net cash used by operating activities of $40,603 for the six months ended June 30, 2007.   Net cash from financing activities for the six months ended June 30, 2008 of $225,196 was due to the private placement sale of investment units and advances and credit extended to us by certain of our shareholders.

As of the date of this filing we have received short-term investment from current shareholders.  This investment will serve as general working capital.  The continuing operations of the Company and the recoverability of the carrying value of the assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We do not currently have any commitments for financing.  Our present operations depend upon the continued support of our shareholders and executive officers, and our continuation as a going concern is dependent upon continued financial support from these parties.

There can be no assurance that capital will be available as necessary to meet our working capital requirements or, if the capital is available, that it will be on reasonable terms acceptable us.  The issuances of additional equity securities by the Company may result in dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Management intends to finance operating costs over the next twelve months with loans from related parties, commercial loans and/or private placement of capital stock.

RECENT DEVELOPMENTS

There have no significant recent developments.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2008 the Company issued 4,500,000 shares of Common Stock as the sole consideration paid in exchange for 100% of the issued shares of common stock of Delaware American Motors, Inc. and its wholly-owned subsidiary Delaware American Motors LLC.  This issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The securities issued are deemed restricted securities for the purposes of the Securities Act.

On June 23, 2008 the granted 1,000,000 incentive stock options pursuant to the terms of its 2006 Incentive Stock Option Plan.  The options vest 350,000 on the date of grant with an exercise price of $0.30 per share, 350,000 vesting on January 15, 2009 and 300,000 vesting June 15, 2009.  Future vesting is contingent upon the executive being employed on the vesting date.  This issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The securities issued are deemed restricted securities for the purposes of the Securities Act.

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

Hybrid Dynamics Corporation

Date	September 16, 2008	/s/ STEVEN RADT
Steven Radt, CEO
Principal Executive Officer

Date	September 16, 2008	/s/ MARK S. KLEIN
Mark S. Klein, Treasurer
Principal Accounting Officer