Form 10-Q/A
period 2008-06-30
HYBRID DYNAMICS CORP
filed 2008-09-19
CIK 1253557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q /A
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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Month Period
	Ending June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net (Loss)	$(600,393)	$(276,144)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & Amortization	3,014	984
Stock based compensation expenses	67,000	-
Incentive stock options	110,333	-
Non-cash expense	667	-
(Gain) on sale of asset	(309)	-
Changes in assets and liabilities:
Inventory	(22,816)	-
Accounts receivable	-	220
Accrued officer's compensation	118,666	144,671
Long-Term Portion of Note Payable	58,310
Accounts payable and accrued expenses	(41,290)	89,666

Net cash used by Operating Activities	(306,818)	(40,603)

Cash Flows from Investing Activities:
Proceeds from sale of assets	4,000	-
Proceeds from subsidiary acquisition	151,178	-
Capitalized patent costs	-	(1,380)
Purchase of fixed assets	(5,000)	-

Net cash used by Investing Activities	150,178	(1,380)

Cash Flows from Financing Activities:
Proceeds from sale of securities	231,959	-
Payment of officer advances	(5,598)
Loans from shareholders and investors	-	50,000
Payment on notes payable	(1,165)	(1,205)

Net cash from Financing Activities	225,196	48,795

Net (Decrease) Increase in Cash	$68,556	$6,812
Cash at Beginning of Period	4	1,912
Cash at End of Period	$68,560	$8,724

	Six Months Ended June 30,
	2008	2007
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$683	$-
Income Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued for services	$20,025	-
Shares issued in repayment of debt	53,811	-
Shares issued for services	67,000	-
Shares issued for acquisition of subsidiary	140,166	-
Incentive stock options issued for services	110,333	-

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

2006 Qualified Incentive Stock Option Plan

The 2006 Qualified Incentive Stock Option Plan (the “Qualified Plan”) provides for the issuance of options for the purchase of up to 1,000,000 shares of the Company’s restricted $0.00015 shares of Common Stock at a price to be no less than the fair value of the Company’s shares of common stock on the date of grant.  Awards under the Plan may only be made to employees of the Company and the Qualified Plan provides for termination of the options granted upon the termination of employment.  The Qualified Plan stock options and the common stock which may be issued pursuant to the Plan are not registered securities, and the Company has no obligation to register such securities.  As of June 30, 2008 the Company has granted 1,000,000 options to Steven Radt the Company’s Chief Executive Officer.  The accompanying financial statements include $110,333 of expense for the three months ended June 30, 2008 for the fair value of the options on June 23, 2008, the date granted.   The options have been valued using the Black-Scholes model based on assumptions as follows: (1) dividend yield of 0%; (2) expected volatility of 429%, (3) risk-free interest rate of 4.19%, (4) expected life of 10 years and (5) estimated fair value of our common stock of $0.30 per share.

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

Summary of Warrants and Options Outstanding

A summary of the status of warrants and options granted at June 30, 2008 and December 31, 2007 and changes during the periods then ended is presented below:

	For the Six Months		For the Twelve Months
	Ended June 30, 2008		Ended December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	-	$-	-	$-
Granted	1,712,500	0.60	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	1,712,500	$0.60	-	$-

Weighted average fair value of warrants granted during the period	1,712,500	$0.25	-	$-

A summary of the status of the warrants outstanding at June 30, 2008 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
0.30	1,000,000	10.00	0.30	350,000	0.30
1.00	600,000	4.60	1.00	600,000	1.00
1.20	112,500	4.60	1.20	112,500	1.20
0.60	1,712,500	7.75	0.60	1,062,500	0.79

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

Hybrid Dynamics Corporation

Date	September 18 , 2008	/s/ STEVEN RADT
Steven Radt, CEO
Principal Executive Officer

Date	September 18 , 2008	/s/ MARK S. KLEIN
Mark S. Klein, Treasurer
Principal Accounting Officer