Form 10-Q
period 2008-09-30
HYBRID DYNAMICS CORP
filed 2008-11-14
CIK 1253557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

10,396,027 shares outstanding as of November 7, 2008.

HYBRID DYNAMICS CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

HYBRID DYNAMICS CORPORATION And Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$5,804	$4
Inventory, net	77,132	-
Total Current Assets	82,936	4

Equipment (net of accumulated depreciation of $28,455 and $3,338)	40,975	3,640

Total Assets	$123,911	$3,644

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$178,058	$132,955
Accrued Expenses	-	80
Accrued Wages Payable Officers	224,249	82,352
Notes and Accounts Payable Officers	-	17,159
Notes and Accounts Payable Shareholders	223,578	161,667
Current Portion of Note Payable	21,480	-
Total Current Liabilities	647,365	394,213

Long Term Portion of Notes Payable	4,167	52,811
6% Convertible Promissory Notes Payable	50,000

Total Liabilities	701,532	447,024

Stockholders' Deficit
Preferred Stock - $0.0001 par value, 340,000 shares authorized
no shares issued and outstanding	$-	$-
Series A Preferred Stock - $5.00 stated value, 660,000 shares authorized
60,000 shares and no shares issued and outstanding, respectively	300,000	-
Common Stock - $.00015 par value, 99,000,000 shares authorized,
10,396,027 shares and 5,187,285 shares issued and outstanding respectively	1,559	778
Additional Paid-In Capital	1,466,233	1,092,338
Accumulated (Deficit)	(2,345,413)	(1,536,496)
Total Stockholders' Deficit	(577,621)	(443,380)

Total Liabilities and Stockholders' Equity (Deficit)	$123,911	$3,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Month Period		For the Nine Month Period
	Ending September 30,		Ending September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$10,392	$-	$14,865	$220
Cost of Goods Sold	1,289	-	8,260	64
Gross Profit	9,103	-	6,605	156

Operating Expenses
General and Administrative	128,591	117,931	541,962	389,056
Share based compensation	82,167	45,210	259,500	45,210
Depreciation and Amortization	3,607	492	6,621	1,476
Total Operating Expenses	214,365	163,633	808,083	435,742

Other Expenses
Gain on sale of equipment	-	-	(309)	-
Interest Expense	3,262	4,121	7,748	7,994
Total Other Expenses	3,262	4,121	7,439	7,994

Net (Loss)	$(208,524)	$(167,754)	$(808,917)	$(443,580)

Net (Loss) Per Common Share	$(0.07)	$(0.34)	$(0.27)	$(0.89)

Weighted Average Common Shares Outstanding	2,975,664	497,764	2,975,664	497,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Month Period
	Ending September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities

Net (Loss)	$(808,917)	$(443,580)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & Amortization	6,621	1,476
Stock based compensation expenses	67,000	45,210
Warrants issued for services	-	(3,600)
Incentive stock options	110,333	-
Non-cash expense	667	-
(Gain) on sale of asset	(309)	-
Changes in assets and liabilities:
Inventory	(22,816)	-
Accounts receivable	-	966
Investment in subsidiary	-	(6,701)
Accrued officers compensation	141,897	233,910
Long-term portion of note payable	58,310	-
Accounts payable and accrued expenses	39,201	123,036

Net cash used by Operating Activities	(408,013)	(49,283)

Cash Flows from Investing Activities:
Proceeds from sale of assets	4,000	-
Proceeds from subsidiary acquisition	151,178	-
Capitalized patent costs	-	(1,428)
Purchase of fixed assets	(5,000)	-

Net cash used by Investing Activities	150,178	(1,428)

Cash Flows from Financing Activities:
Proceeds from sale of securities	231,959	-
Loans from shareholders and investors	50,000	50,437
Payment of officer advances	(17,159)	-
Payment on notes payable	(1,165)	(39)

Net cash from Financing Activities	263,635	50,398

Net (Decrease) Increase in Cash	$5,800	$(313)
Cash at Beginning of Period	4	1,912
Cash at End of Period	$5,804	$1,599

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$683	$-
Income Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued for services	$20,025	$-
Shares issued in repayment of debt and related interest	53,811	-
Shares issued for services	67,000	-
Shares issued for acquisition of subsidiary	140,166	-
Incentive stock options issued for services	110,333	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2008
(Unaudited)

Note 1 - Unaudited Financial Information

The unaudited financial information included for the nine-month interim periods ended September 30, 2008 and 2007 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented. The results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2008.

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

The accompanying unaudited financial statements include the accounts of the Company, the accounts of its wholly owned subsidiary Pukka USA, Inc. (as the accounting parent of the consolidated group), and the accounts of Pukka’s wholly owned subsidiaries, Red Iron Group LLC, Fire Ant Corporation, and Infomac Corporation for all periods presented and the accounts of Delaware American Motors, Inc. (“DAM”) and its wholly owned subsidiary Delaware American Motors LLC (“DAMLLC”) for the period from its date of acquisition, May 13, 2008 to September 30, 2008.

Note 3 – Going Concern

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company incurred a net loss of $808,917 and $755,376 for the nine months ended September 30, 2008 and year ended December 31, 2007, respectively, and as of September 30, 2008 the Company has an accumulated deficit of $2,345,413 and a working capital deficit of $564,429.  Further losses are anticipated in the development of the Company’s business and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of the assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Note 5 - Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”).  Inventory is stated at cost and reserves are recorded to state the inventory at net realizable value.  Inventory at September 30, 2008 consists of the following:

September 30, 2008

Motorcycles prototypes	$72,173
Parts and supplies	22,857
Valuation allowance	(17,898)
$77,132

Note 6 – Property, Plant and Equipment

Property, plant and equipment at September 30, 2008 consists of the following:

September 30, 2008

Machinery, office furniture and equipment	$69,430
Accumulated depreciation	(28,455)
$40,975

Depreciation expense was $3,065 and $9,194 for the three and nine months ended September 30, 2008, respectively.

Note 7 – Accounts and Notes Payable

The Company had outstanding accounts payable of $178,058 and $132,955 as of September 30, 2008 and December 31, 2007, respectively.  Accounts payable also include amounts owed on credit cards used for the payment of goods and services with annual interest rates from 7.99% to 17.99%.  In addition, the Company has $223,578 and $127,046 as of September 30, 2008 and December 31, 2007, respectively in current accounts payable obligations owed to certain vendors who are shareholders of the Company.

In May 2007 the Company terminated its lease agreement for its Bluffdale, Utah office and warehouse space.  The Company agreed to pay $55,000 in settlement of prior rent and expenses related to the termination.  The settlement is payable with interest at 12% per annum payable $1,000 monthly with all unpaid principal and interest due on February 5, 2009.  Accounts payable includes the current liability due of $43,808 as of September 30, 2008.  The Company is in default on its payment of this obligation.

The Company has an unsecured promissory note payable to a shareholder in the principal amount of $20,000, with interest at the rate of 20% per annum due on June 30, 2008.  The accompanying financial statements include $1,000 and $1,750 of interest expense for each of the three and nine months ended September 30, 2008 and a total current liability due of $28,232 as of September 30, 2008.  The Company is in default on its payment of this note.

The Company had outstanding commercial notes payable of $25,647 as of September 30, 2008.  Commercial notes payable consist of: (i) a Term Loan secured with the Company’s transport vehicle, this loan is dated April 2006, is for an initial term of 60 months payable $430.81 per month at an annual rate of interest of 5.95%; (ii) a Line of Credit Loan from a bank with a maximum loan amount of $15,000 and payable interest only monthly at a variable annual rate, the annual rate at December, 2007 was 10.5%; and The Company’s president (the former sole owner and founder of DAMLLC) is personally obligated on the Term Loan and the Line of Credit Loan loans.

6% Convertible Promissory Notes

The Company has four (4) unsecured 6% Convertible Promissory Notes payable in the aggregate amount of $50,000 (the “Convertible Notes”).  The Convertible Notes bear interest at the rate of 6% per annum and are due on dates ranging from August 8, 2010 through September 8, 2010.  The Convertible Notes may be converted into shares of the Company’s common stock at the election of the holder at any time prior to the maturity date at the rate of fifteen cents ($0.15) per share.  Interest may, at the election of the Company, be paid in shares of the Company’s common stock at the rate of fifty cents ($0.50) per share.

In accordance with Emerging Issues Task Force (“EITF”) No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments.”  We determined there to be no value attributable to the beneficial conversion feature of the Convertible Notes in that the effective conversion price of those shares was greater than the FMV price of our common share.

Note 8 – Accrued Officers’ Compensation

The Company has an Employment Agreement with its president and with its chief executive officer.  The agreements provide for the payment of monthly compensation in the aggregate amount of $9,975 and $9,000, respectively.  The accompanying financial statements include $19,743.18 and $32,895.29 of accrued officer compensation and payroll tax expense for the three and nine months ended September 30, 2008, respectively and $224,249 of accrued and unpaid compensation and payroll taxes as of September 30, 2008.

The Company has entered into an Employment Agreement with its chief executive officer also provides for the a grant of incentive stock options vesting 350,000 shares on June 23, 2008, 350,000 shares on January 15, 2009 and 300,000 shares on June 15, 2009.  Future vesting is contingent upon the executive being employed on the vesting date.

The accompanying financial statements also include $93,435 and $82,353 of officer compensation expense for the three and nine months ended September 30, 2008, respectively and $179,399 of accrued and unpaid compensation and payroll taxes as of September 30, 2008 for accrued and unpaid compensation owing to its three former executive officers who resigned Between June 24 – June30, 2008.   The Company entered into a settlement agreement with these officers on October 10, 2008 that provided for, among other things, the release of this liability.

Note 9 – Commitments and Contingencies

Facilities Lease

The Company rents 8,300 sq. ft. of office, garage and storage space in a single facility located in Paterson, New Jersey.  The lease is for an initial term of 60 months from April, 2006 at $2,500 per month and includes 2 five year renewal terms at an increase in monthly payments to $3,100 per month and $3,600 per month, respectively. The accompanying financial statements include rent expense of $7,500 for the three months ended September 30, 2008.

The following table summarizes the future annual rentals for all periods including renewal periods:

Amount

Annual Rent for the period October to December, 2008	$7,500
Annual Rent for the year 2009	30,000
Annual Rent for the year 2010	30,000
Annual Rent for the year 2011	7,500
Annual Rent for the year 2012	-
Thereafter	-
Total Aggregate Annual Rent	$75,000

Note 10 – Product Familiarization

In March 2008 the Company performed the first test drive of a scooter prototype.  Multiple road tests under varied operating conditions have been completed. Functioning with only electric scooter components installed, the prototype attained a top speed of 54 mph, with a preliminary city driving range of approximately 32 miles given a test rider of approximately 200 lbs.  Major components of the electrical drive system are in place, including the motor-control circuitry, lithium iron phosphate battery pack, and 3kw drive motor.  However, these components have not been optimized to work in concert for ultimate efficiency. The purpose of building this prototype was to provide the company with a further knowledge base of the components and the build process.  At this point we do not believe that this prototype will not serve as the platform for which a commercially viable scooter will be built upon.  The accompanying financial statements for the period ending September 30, 2008 include $4,744 of prototype product familiarization expense.

Note 11 – Capital Stock

Common Stock

As of September 30, 2008, the Company has 10,396,027 shares of its $0.00015 par value common stock (“Common Stock”) issued and outstanding.

On July 10, 2007 the Company’s Common Stock began trading on the Over the Counter Bulletin Board (“OTCBB”) electronic quotation system under the trading symbol HBDY.

During the nine months ended September 30, 2008 the Company issued 200,000 shares of Common Stock as compensation for consulting services.  The accompanying financial statements include $67,000 in expense for the nine months ended September 30, 2008.

On March 21, 2008 the Company issued 358,742 shares of Common Stock to the holder of a $50,000 convertible note who elected to convert the note to shares of Common Stock at the conversion rate of $0.15 per share.  The accompanying financial statements include $877 of interest expense for the nine months ended September 30, 2008 in respect of this note.

On May 13, 2008 the Company issued 4,500,000 shares of Common Stock in exchange for 100% of the outstanding shares of common stock of DAM.  The Company recorded the transaction as a purchase for a value of $140,166 being the net book value of DAM and its subsidiary on the date of acquisition.

During the three months ended September 30, 2008 the Company issued $50,000 of 6% convertible promissory notes.  The notes are convertible into shares of the Company’s common stock at the rate of fifteen cents ($0.15) per share at the election of the holder.  In the event all notes are converted the total aggregate number of shares of common stock issuable is 333,333 shares.  The notes bear interest at the rate of 6% per annum and may, at the election of the Company, be paid in shares of the Company’s common stock at the rate of fifty cents ($0.50) per share.  In the event the Company elects to pay interest in shares the total aggregate number of shares of common stock issuable as of September 30, 2008 is 411 shares

Private Placement Unit Offering

On January 31, 2008 the Company closed on the sale of thirty (30) investment units (the “Units”).  Each unit was sold for $10,000 and included 2,000 shares of Series A Convertible Preferred Stock, 5,000 shares of Common Stock and 20,000 Class A Warrants.  This issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The securities issued are deemed restricted securities for the purposes of the Securities Act. The Company received, net of selling agent commission and costs and expenses of the offering, a total of $231,959.  The Company issued a total of 60,000 shares of its Series A Convertible Preferred Stock, 150,000 shares of its common stock and 600,000 of its Class A Warrants.   The Subscription Agreement includes registration rights and a value anti-dilution provision; see “Registration Rights” and “Value Anti-Dilution”.  No further securities were issued pursuant to this Offering and the Offering has been terminated.

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

Class A Warrants

On November 20, 2007 the Company entered into the Class A Warrant Agreement which provides for the issuance of up to 6,600,000 Class A Warrants for the purchase of up to 6,600,000 shares of Common Stock at an exercise price of $1.00 per share.  The Class A Warrants (a) may be exercised at any time before expiration or redemption, (b) may be called for redemption at a redemption price of $0.01 per warrant and (c) expire on December 31, 2012. The Company may call the Class A Warrants at any time after the Common Stock has traded above $1.50 for 10 consecutive trading days.  As of September 30, 2008 there are 1,712,500 Class A Warrants issued and outstanding.

2006 Qualified Incentive Stock Option Plan

The 2006 Qualified Incentive Stock Option Plan (the “Qualified Plan”) provides for the issuance of options for the purchase of up to 1,000,000 shares of the Company’s restricted $0.00015 shares of Common Stock at a price to be no less than the fair value of the Company’s shares of common stock on the date of grant.  Awards under the Plan may only be made to employees of the Company and the Qualified Plan provides for termination of the options granted upon the termination of employment.  The Qualified Plan stock options and the common stock which may be issued pursuant to the Plan are not registered securities, and the Company has no obligation to register such securities.  As of September 30, 2008 the Company has granted 350,000 options and reserved for issuance an additional 650,000 options to Steven Radt the Company’s Chief Executive Officer.  The accompanying financial statements include $110,333 of expense for the nine months ended September 30, 2008 for the fair value of the options on June 23, 2008, the date vested.  The options have been valued using the Black-Scholes model based on assumptions as follows: (1) dividend yield of 0%; (2) expected volatility of 429%, (3) risk-free interest rate of 4.19%, (4) expected life of 10 years and (5) estimated fair value of our common stock of $0.30 per share.

2007 Consultant’s Stock Plan

On August 15, 2007 the Board of Directors approved the adoption of the Company’s 2007 Consultant’s Stock Plan which provides for the issuance of up to 1,000,000 shares of the Company’s $0.00015 shares of Common Stock at a price to be no less than the fair value of the Company’s shares of common stock on the date of grant.  On August 21, 2007 the Company filed SEC Form S-8 in registration of shares to be issued pursuant to this plan.  As of September 30, 2008 there are 670,000 shares unissued and there are no options granted or outstanding.

Summary of Warrants and Options Outstanding

A summary of the status of warrants and options granted at September 30, 2008 and December 31, 2007 and changes during the periods then ended is presented below:

	For the Nine Months		For the Twelve Months
	Ended September 30, 2008		Ended December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	-	$-	-	$-
Granted	1,712,500	0.60	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	1,712,500	$0.60	-	$-

Weighted average fair value of warrants granted during the period	1,712,500	$0.25	-	$-

A summary of the status of the warrants outstanding at September 30, 2008 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
0.30	1,000,000	10.00	0.30	350,000	0.30

1.00	600,000	4.60	1.00	600,000	1.00

1.20	112,500	4.60	1.20	112,500	1.20

.60	1,712,500	7.75	.60	1,062,500.79

Preferred Stock

The Company has 340,000 shares of $0.0001 par value shares of undesignated preferred stock authorized with no shares issued and outstanding.  This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors.

Series A 8% Convertible Preferred Stock

The Company has 660,000 shares of its preferred stock designated as “Series A 8% Convertible Preferred Stock.” Each share of Series A Preferred Stock (a) has a stated value of $5.00 per share (“Stated Value”), (b) is non-voting, (c) includes a dividend of 8% per annum paid annually, (d) may be redeemed at any time for an amount equal to the Stated Value plus all accumulated and unpaid dividends, (e) may be converted into 10 shares of $0.00015 par value common stock, and has a (f) liquidation preference of $5.00 per share plus all declared accumulated and unpaid dividends.  As of September 30, 2008 there are 60,000 shares of Series A 8% Convertible Preferred Stock issued and outstanding.  No dividends have been declared or paid as of September 30, 2008.

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

Note 12 – Material Subsequent Events and Contingencies

On October 10, 2008 the Company entered into a settlement agreement with the Company’s former executive officers.  The agreement provided for, among other things, the release of the Company from its obligation for the payment of accrued and unpaid compensation and advances from these former executives in the aggregate amount of $167,333.  The Company has agreed to indemnify and hold the former executives harmless from certain Company liabilities in the aggregate amount of $191,226.  In addition, the former executives transferred all of their 2,000,000 shares of the Company’s common stock owned by them to the Company’s current executive officers.

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

Results of Operations

Third Quarter 2008 Compared To Third Quarter 2007

Revenues and Cost of Sales

The company had total revenue of $10,392 for the three months ended September 30, 2008 compared to $0.00for the same period in 2007 which is an increase of $10,392.  Cost of goods for 2008 was $1,289.

Selling, General and Administrative Expenses

For the three months ending September 30, 2008 operating expenses increased to $214,365 compared to $163,633 in 2007. This increase is primarily a reflection of the increased expenses associated with an increase in operating expenses as a result of our acquisition of DAM and the value of stock based compensation expenses.

Our expenses for the three months ended September 30, 2008 include no non-cash stock based compensation expenses compared to $45,210 non-cash stock based compensation expenses for the same period in 2007.

Product Familiarization Expenses

For the three months ending September 30, 2008 the Company incurred nodirect product familiarization expenses compared to no product familiarization expenses for the same period in 2007.

Net Income

The company had a net loss of $208,524 for the three months ended September 30, 2008 compared to a net loss of $167,754 for the same period in 2007. The 2008 loss was due primarily to expenditures for salaries, consulting and professional fee expenses and for product development related to our investment in new products and technology.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities, the use of short and long-term debt and credit from our vendors, shareholders and executive officers.  As of September 30, 2008, we had $5,804 of cash on hand, $77,132 in inventory, and $647,365 in current liabilities of which $224,249 is payable to officers and $223,578 is payable to shareholders.

Net cash used by operating activities for the nine months ended September 30, 2008 was $(408,013) which was primarily the result of the net loss of $808,917.  This compared to net cash used by operating activities of $49,283 with a net loss of $435,742 for the nine months ended September 30, 2007.

Net cash from financing activities for the nine months ended September 30, 2008 of $263,635 was due primarily to the private placement sale of investment units and promissory notes issued to certain of our shareholders.

We have no commitments for financing and we do not have sufficient funds to continue to operate at current levels.  To continue operations and remain current in our public reporting obligations we require additional financing and are exploring various methods for obtaining additional capital including short-term borrowing and the issuance of our equity or debt securities.

The price of our common stock has declined from $0.90 on May 12, 2008, the date we acquired DAM to $0.04 on September 30, 2008.  This decline has had an adverse impact on our ability to raise additional cash from the sale of our equity securities.  In addition, the holders of our Series A Convertible Preferred Stock hold a anti-dilution right which requires us to issue to them additional securities in the event we issue equity securities for less than $0.667 per common share.  This right has the effect of further depressing the price of equity securities and restricting our ability to raise additional financing.

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

RECENT DEVELOPMENTS

There have been no significant recent developments.

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

PART II– OTHER INFORMATION

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

During the three months ended September 30, 2008 the Company issued four (4) convertible promissory notes to four individual shareholders in the aggregate principal amount of $50,000.  These issuances were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The securities issued are deemed restricted securities for the purposes of the Securities Act.

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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit No.	Exhibit
10.1	Form of 6% Convertible Promissory Note
10.2	Finder’s Fee Agreement with Birchwood Capital Advisors, Inc. dated September 8, 2008
10.3	Settlement Agreement and Release between the Company and Paul Ressler, Leonard DuCharme and Darren Jensen dated October 10, 2008
31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial & Accounting Officer
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Accounting Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hybrid Dynamics Corporation

Date	November 14, 2008	/s/ STEVEN RADT
Steven Radt, CEO
Principal Executive Officer

Date	November 14, 2008	/s/ MARK S. KLEIN
Mark S. Klein, Treasurer
Principal Accounting Officer