Form 10-K
period 2008-12-31
HYBRID DYNAMICS CORP
filed 2009-04-14
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50370

HYBRID DYNAMICS CORPORATION
(Name of Small Business Issuer in its charter)

State of Nevada	33-1041835
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

52-66 Iowa Avenue, Paterson, NJ	07503
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number:  (973) 279-3261

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

Yes ☒     No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.

Yes ☒    No ☐

State Issuer’s revenues for its most recent fiscal year:  $21,210

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2008: $412,092.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐     No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of December 31, 2008 there were 11,325,667 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

HYBRID DYNAMICS CORPORATION

INDEX

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to our future prospects, developments and business strategies.

We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "will," "plan," "predict," "project" and similar terms and phrases, including references to assumptions, in this annual report on Form 10-K and our incorporated documents to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

        o  general economic and industry conditions;
        o  our history of losses, deficits and negative operating cash flows;
        o  our limited operating history;
        o  industry competition;
        o  environmental and government regulation;
        o  protection and defense of our intellectual property rights;
        o  reliance on, and the ability to attract, key personnel;
        o  other factors including those discussed in "Risk Factors" in this annual report on Form 10-K and our incorporated documents.

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

In this annual report on Form 10-K the terms "Hybrid," "Company," "we," "us" and "our" refer to Hybrid Dynamics Corporation and its subsidiaries.

Item 1.       Description of Business

General

Hybrid Dynamics Corporation (“Hybrid”), was incorporated on July 22, 1999 in the State of Nevada and is a non-operating holding company.  Our principal operating subsidiary is Delaware American Motors LLC (“DAM”) which we acquired on May 13, 2008 in a stock for stock exchange.  DAM is a builder of high performance over the road motorcycles.

Our Motorcycle Business

DAM was founded by our President Mark Klein on January 29, 2003 to be an uncompromising motorcycle design and craft enterprise.  DAM has designed and built two Tech Twin American 13C motorcycles as the first models in a series of high performance motorcycle products known as Delaware and Pennsylvania.  These motorcycles were completed in 2008 and the Pennsylvania debuted at the 2008 Sturgis AMD World Championship competition where it won the first place award in the Production Manufacture class.  We expect our motorcycles to be sold in the United States.  Our manufacturing operation is based in Paterson, New Jersey consisting primarily of motorcycle assembly and our repair and maintenance facility.  For more information on Delaware American Motors, please visit www.dammotorcycles.com.

Our motorcycles are designed by our in house staff of professionals and are hand assembled in Paterson by us from custom and stock parts manufactured to our specifications.

Motorcycle Related Product Offerings

As a contextual component of our factory technical service structure, we offer a select variety of wearing apparel and other related retail products displaying the Delaware American Motors name.  This has the effect of providing enjoyment for our customers and displaying our name in the current market.

DAM Acquisition Agreement

On May 13, 2008 we issued 4,500,000 shares of Common Stock as the sole consideration paid in exchange for 100% of the issued shares of the common stock of Delaware American Motors, Inc. (“DAM INC”) a Nevada corporation, the sole owner of DAM.  The acquisition has been accounted for as a purchase transaction for an aggregate value of $140,166 and the accompanying financial statements include the accounts of DAM INC and DAM for the period May 13, 2008 to December 31, 2008.

Inactive Subsidiaries

We also own 100% of the capital stock of Pukka USA, Inc. (“Pukka”) a Utah corporation and its wholly-owned subsidiaries: Red Iron Group, LLC (“RIG”), a Utah limited liability company, Infomac Corporation (“Infomac”), a Nevada corporation and Fire Ant Corporation (“Fire Ant”), a Utah corporation.  We acquired Pukka on August 15, 2006 in a stock for stock exchange, RIG on June 27, 2007 in a stock for stock exchange, and Infomac and Fire Ant on August 23, 2007 in a stock for stock exchange.  As of the date of this report these companies are inactive.

Pukka and its subsidiaries are the owners of several motor vehicle technologies and patent applications including five (5) motor-control systems and hybrid drive-train technologies for use in electric and hybrid motorized vehicles:

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

(v)	the rights to a spring-loaded, regenerative braking system for light electric and hybrid vehicles in connection with our acquisition of Fire Ant Corporation.

The Company has been unsuccessful in obtaining the substantial investment capital necessary to develop and prove these technologies and we have determined to terminate this project including termination of our development of a hybrid electric motor scooter which would utilize elements of these technologies.  Our investment in these technologies was written down to a net realizable value of zero in 2007.  We are presently assessing opportunities for the sale of technologies or the opportunity to restart the project in the event sufficient capital becomes available for development.

Governmental Regulations

Vehicles intended for use on public roadways must satisfy regulations implemented by the United States Department of Transportation (“DOT”) and by the corresponding agencies in other countries.  Our vehicles and our manufacturing and repair facility are also subject to environmental regulations.  Our vehicles are manufactured to meet all applicable government standards.

Competitive Conditions

The high performance manufactured motorcycle market is highly competitive. The Company’s major competitors are based both within and outside the U.S. and generally have financial and marketing resources that are substantially greater than those of the Company. They also have large worldwide revenues and are more diversified than the Company. In addition to these larger, established competitors, the Company has custom manufacturing shop competitors headquartered in the United States. These competitors generally offer high performance heavyweight motorcycles with traditional styling that compete directly with many of the Company’s products. These competitors currently have established production and sales volumes that are higher than the Company’s and have considerably higher U.S. market share than the Company.

Competition in the high performance custom motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference and warranties. In the U.S., suggested retail prices for the Company’s motorcycles range from being comparable to higher than suggested retail prices for comparable motorcycles available in the market. The Company believes that its high performance custom products will be able to command a premium price. The Company emphasizes quality, reliability and styling in its products and generally offers a limited warranty for its motorcycles. The Company’s established competitors, such as Harley-Davidson, have the financial ability to offer manufacturer financing, which the Company cannot presently offer to customers which is a substantial competitive advantage over the Company.

Employees

As of December 31, 2008, we had a total of 5 employees.  We have an employment agreement with Mr. Klein our President, Secretary and Treasurer that provides for his continued service to the Company until either party provides 2 weeks notice to the other of their intent to terminate.  We believe our employee relations are generally good. Our employees are not represented by a collective bargaining unit.

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

We require additional capital in order to implement our business plan and sustain current operations and our auditors have raised substantial doubt about our ability to continue as a going concern.

We have only a modest amount of cash, which is not sufficient to support our plan of operations for the short-term. We are actively seeking financing; however, there can be no assurances that financing will be available to us, or if available will be on terms satisfactory to us. If we are unable to obtain funds when we need them or if we cannot obtain funds on terms favorable to us within the short-term, we may not be able to maintain our operations as a going concern.  In this regard, our independent registered public accounting firm has included a paragraph in its audit report on our financial statements as of December 31, 2008 and for the year then ended, raising substantial doubt about our ability to continue as a going concern.

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of our common stock.

Since we began operation in 2002, we have generated a profit only for the year ended 2003 and not in any other fiscal quarters or any fiscal year. We incurred net losses aggregating $2,288,644 since inception. We can give no assurance that we will be able to operate profitably in the future.

Since we began operations, we have not generated enough revenue to exceed our expenditures. Since our inception, we have financed our operations primarily through private offerings of our debt and equity securities. Our planned expenditures are based primarily on our internal estimates of our future ability to raise additional financing. If additional financing does not meet our expectations in any given period of time, we will have to cut our planned expenditures which could have an adverse impact on our business or force us to cease operations. Our cash on hand was negligible on December 31, 2008. Failure to achieve profitable operations may require us to seek additional financing when none is available or is only available on unfavorable terms.

We face significant competition in the custom motorcycle industry.

The custom motorcycle business is highly competitive. We compete against a number of established companies with greater marketing and financial capabilities. Although we believe that we have a unique design and product line we may face difficulty competing against other companies should they devote significant resources to production of custom motorcycles. There can be no assurance that one or more competitors may not initiate a business similar to ours, thus compromising the differentiating factor for us. Increased competition in the industry may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that we will be able to compete successfully against our competitors, and competitive pressures faced by us may have a material adverse effect on our business, prospects, financial condition and results of operations.

Demand for motorcycles is cyclical

In the past, the motorcycle industry has been subject to significant changes in demand due to changing social and economic conditions affecting discretionary consumer income, such as employment levels, business conditions, taxation rates, fuel costs, interest rates and other factors. The factors underlying such changes in demand are beyond our control, and demand for our products may be adversely affected by a sustained economic downturn, which could have a further negative impact on our business, prospects, and results of operations or financial condition.

We are dependent on our suppliers, and increases in component prices may negatively affect our operations

We purchase virtually all of our motorcycle parts and components from third-party suppliers. With the exception of a limited number of long-term component supply contracts for periods ranging from one to three years, we only enter into short-term, rolling contracts with suppliers. In addition, we typically contract with our suppliers on a non-exclusive basis, which allows us to replace our suppliers at any time. Generally, individual motorcycle components are available from a variety of sources, and our policy is to identify at least two sources of supply for each component. Our assembly operations may be interrupted or otherwise adversely affected by delays in the supply of parts and components from third-party suppliers. They may also be interrupted if parts or components become unavailable on commercially reasonable terms in the future. Even if parts and components are available from alternative sources, we may face increased costs and production delays in connection with the replacement of an existing supplier with one or more alternative suppliers. These factors could have a material adverse effect on our business, prospects, and results of operations or financial condition.

Like other competitors in the motorcycle industry, our operations are affected by the prices of motorcycle components. The prices of motorcycle components have been subject to fluctuations in the past and may be subject to fluctuations in the future. These fluctuations may result from fluctuations in the prices of raw materials (including commodities such as steel, aluminum, energy and oil-related products) from which these components are manufactured. Any increase in the prices of motorcycle components may have a material adverse effect on our business, prospects, and results of operations or financial condition.

Our motorcycles are new introductions and may not be successful

We introduced our line of motorcycles in 2008. This line of motorcycle is intended for owners seeking high end performance and a unique custom design characterized by uncompromised craftsmanship. We cannot guarantee that the introduction of products will achieve market acceptance, or that any such acceptance will not take more time or resources than we currently anticipate. Any lack of or delay in market acceptance in connection with the introduction of our motorcycles may have a material adverse affect on our business, prospects, results of operations or financial condition.

Our success is heavily dependent on protecting our intellectual property rights.

We rely on a combination of patent, copyright, trademark, and trade secret protections to protect our proprietary technology. Our success will, in part, depend on our ability to obtain trademarks and patents. We hold several patents registered with the United States Patent and Trademark Office. These registrations include both design patents and utility patents. In addition, we have recently submitted provisional patents which may or may not be afforded the limited protection associated with provisional patents. We have also registered numerous trademarks with the United States Patent and Trademark Office, and have several pending at this time. We cannot assure you that the trademarks and patents issued to us will not be challenged, invalidated, or circumvented, or that the rights granted under those registrations will provide competitive advantages to us.

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

We need to raise additional capital in the immediate term to help fund operating expenses and execute our new plan of operations.  If additional capital is raised through the issuance of equity securities, the percentage ownership of our shareholders will be reduced. These shareholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

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

None

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

(a)     Market Information.  Our common stock currently trades on the OTC Bulletin Board under the symbol “HBDY.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters since our stock began trading in July 2007, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2008 was $0.04 per share.

	High	Low
Fiscal Year 2008
First Quarter	$1.00	$0.11
Second Quarter	$1.01	$0.30
Third Quarter	$0.45	$0.04
Fourth Quarter	$0.35	$0.03

(b)     Holders.  As of December 31, 2008, there were 175 shareholders of record of our common stock; this number does not include beneficial owners from whom shares are held by nominees in street name.

(c)     Dividends.  During the last two fiscal years, no cash dividends have been declared on the Company’s common stock and management does not anticipate that dividends will be paid in the foreseeable future.

(d)     Securities authorized for issuance under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)

Equity compensation plans approved by security holders (i)	None	N/A	1,000,000

Equity compensation plans not approved by security holders	None	N/A	None

Total
______________

(i)	Includes the aggregate of all options that may be granted pursuant to the terms of the Company’s 2005 Stock Option Plan and 2006 Qualified Incentive Stock Option Plan.

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at December 31, 2008 and 2007. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation

We adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors. Inventories consist primarily of gas and electric vehicles, parts and supplies, and finished goods and are carried at the lower of cost (first-in, first-out method) or market.

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

In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period. The total amount of stock-based compensation expense recognized during the year ended December 31, 2008 and 2007 was $357,543 and $45,210 respectively all of which has been recorded in operating expenses.

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

Results of Operations
Fiscal 2008 Compared To Fiscal 2007

Revenues and Cost of Sales
Product sales for 2008 were $21,210 which is an increase from $166 in 2007.   Cost of sales for 2008 was $12,232 which is an increase from $54 in 2007.

Selling, General and Administrative Expenses
In 2007, selling, general and administrative costs were $572,544 which increased to $641,499 in 2008. This change is primarily a reflection of the change in our business and expenditures for salaries, consulting and operating expenses for our newly acquired motorcycle manufacturing business.

Our expenses for 2008 and 2007 include $357,543 and $48,810 respectively, of non-cash stock based compensation expenses.

Provision for Income Taxes
For the years ending December 31, 2008 and 2007, the Company has incurred losses for tax purposes. The tax asset generated by the tax losses and any temporary differences has been fully reserved.

Net Income
The company had a loss of $752,148 in 2008 compared to net loss of $755,376 in 2007. The loss was due primarily to expenditures for salaries, consulting and operating expenses for our newly acquired motorcycle manufacturing business.

Liquidity and Capital Resources

As of December 31, 2008, we had negligible cash of $65,954 and approximately $597,210 in liabilities of which $151,743 is payable to officers and $167,227 is payable to shareholders.  To continue operations we require additional financing and are exploring various methods for obtaining additional capital including short term borrowing and the issuance of our equity or debt securities.  There is no assurance that additional capital will be available to us, or if available, will be made available on suitable terms.

Net cash used by operating activities for the twelve months ended December 31, 2008 was $ 396,823 which was primarily the result of the net loss of $752,148. This compared to net cash used by operating activities of $206,203 for the twelve months ended December 31, 2007 which was primarily the result of the net loss of $755,376.   Net cash from financing activities for the twelve months ended December 31, 2008 was $ 462,773 compared to $205,724 for the twelve months ended December 31, 2007. The change in 2008 was due to completion of several small debt financings and our Unit private placement which were completed in 2008.

Subsequent Events

None

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

Item 8.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Change in Accountants

On November 11, 2008, we changed our principal public accounting firm as reported on Form 8-K and filed with the Commission on November 17, 2008.

Disagreements with Accountants

None

Item 8A.       Controls And Procedures.

Reference is made to the disclosures below under Item 8A(T) Controls and Procedures.

Item 8A(T).       Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report (December 31, 2008), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management concluded that the improvements described below were the only such changes during the quarter. As of the end of the period covered by this Annual Report, no deficiencies were identified in our internal controls over financial reporting which constitute a “material weakness.”

Remediation Plan for Previously Identified Material Weaknesses

Other than as described herein, there has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.       Other Information.

None

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a)     Directors and executive officers:

Name	Age	Position

Mark S. Klein	48	President, Treasurer, Secretary and Director since 2006

The directors of the Company are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualified. Officers of the Company hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors.

MARK S. KLEIN is a graduate of the American Motorcycle Institute and certified technician.  Mr. Klein opened his first independent service facility in 1979, held northeast distribution rights for Yoshimura racing parts and from that, developed Cycle Connection, Inc., a highly successful super-bike racing team.  He also developed the first branded store for Ducati Motors in Manhattan, New York and served on the Ducati Dealer Development Group for several years.

(b)     Significant Employees.

None.

(c)     Family relationships.

None.

(d)     Involvement in certain legal proceedings.

None.

(e)     Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Mr. Klein was required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of his acquisition of shares from Hybrid on May 13, 2008.  Mr. Giordano was required to file a report on Form 4 at the time of his acquisition of shares from Hybrid on May 13, 2008 and Mr. David S. Lee was required to file a report on Form 4 at the time of his acquisition of a convertible note from Hybrid on December 17, 2008.  To the best knowledge and belief of the Company, none of such persons made a timely filing of the required forms and, to the best of the Company’s knowledge, these persons are not current as of the date of this Report in their respective Section 16(A) Beneficial Ownership Reporting Compliance requirements.  To the best of the Company's knowledge, with the exception of those persons disclosed at ITEM 11 hereof, no reports have been filed by any other persons who claim ownership of more than 10% of the Company's equity securities.

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

Item 10.       Executive Compensation

The following table sets forth certain information with respect to annual compensation paid in 2008 and 2008 to the Company's executive officers.

Name and Principal Position	Year	Annual Compensation	Awards	Payouts	All Other Compensation
Mark S. Klein (i)	2008	$33,875	None	None	None
President, Secretary, Treasurer and Director	2007	n/a	n/a	n/a	n/a
Steven Radt (ii)	2008	$8,308	$110,333	None	None
Former President, Secretary, and Director	2007	n/a	n/a	n/a	n/a
Leonard DuCharme	2008	$16,623	None	None	None
Former Chief Executive Officer and Director (iii)	2007	None	None	None	None
Paul R. Ressler (iii)	2008	$19,283	None	None	None
Former President and Director	2007	None	None	None	None
Darren Jensen (iii)	2008	$14,675	None	None	None
Former Treasurer, Secretary and Director	2007	None	None	None	None
______________________

(i)
Mr. Klein has entered into a Key Employee Agreement with the Company dated as of May 6, 2008 which provides for annual compensation of $96,000.  The 2008 Annual Compensation does not include $ 33,488 of accrued and unpaid compensation owing as to the year ending December 31, 2008.

(ii)
On June 1, 2008 Mr. Radt was granted a option to purchase 1,000,000 shares of Hybrid common stock pursuant to the our 2006 Qualified Stock Option Plan.  Mr. Radt resigned on December 2, 2008 and the options expired unexercised.  The 2008 Annual Compensation does not include $ 29,077 of accrued and unpaid compensation owing as to the year ending December 31, 2008.

(iii)	Messrs DuCharme, Ressler and Jensen resigned on October 10, 2008.

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

Item 11.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of December 31, 2008, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and by directors and officers of the Company, both individually and as a group.

(a)     Security ownership of certain beneficial owners and management

The following table indicates how many shares of our common stock were beneficially owned as of December 31, 2008, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group.

In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants those are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 11,325,667 shares outstanding on December 31, 2008. The address of each director, executive officer and certain beneficial owners is listed below:

Name and Address	Number of Shares Beneficially Owned	Percent of Class

Mark S. Klein Director, President, Secretary and Treasurer 52-66 Iowa Avenue Paterson, NJ 07508	4,609,773	40.10%

David S. Lee (1) 52-66 Iowa Avenue Paterson, NJ 07508	1,377,175	11.98%

Christopher Giordano (2) 264 Union Blvd., First Floor Totowa, NJ, 07512	1,533,546	13.34%

All officers and directors as a group (1 persons)	4,609,873	40.81%
_____________________________

(1)
Represents 1,377,175 shares of Hybrid’s common stock beneficially owned by Mr. Lee includes 1,277,175 issuable upon the conversion of an 8% Convertible Secured Promissory Note in the principal amount of $100,000 assuming conversion took place on December 31, 2008.

(2)
Includes 5,780 shares of Hybrid’s common stock owned by Mr. Giordano’s mother and non-resident minor children and 580,766 shares of Hybrid’s common stock owned by Birchwood Capital Advisors Group, Inc., a company wholly-owned by Mr. Giordano and 200,000 shares of Hybrid’s common stock owned by Trident Merchant Group, Inc. a company controlled by Mr. Giordano.

(b)     Changes in control

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

Item 12.       Certain Relationships and Related Transactions, and Director Independence

(a)     Transactions with related persons.

Other than as disclosed below, none of the present directors, officers or principal shareholders of the Company, nor any family member of the foregoing, have or have had any interest, direct or indirect, in any transaction, the amount of which exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years, within the last fiscal year, or in any proposed.  Management believes the following transactions are fair to the Company and similar to terms that could be obtained from unrelated third parties.

During 2008 the Company paid finder’s fees and issued shares of common stock to Mr. Christopher Giordano individually and to company’s controlled by him in the amount of $25,000 in cash and 885,000 shares of Hybrid common stock in acquisition of the shares of common stock of Delaware American Motors Inc.

On June 1, 2008 the Company issued to Steven Radt the right to purchase up to 1,000,000 shares of Hybrid’s common stock pursuant to a stock option grant under the Company’s 2006 Qualified Incentive Stock Option Plan (the “Radt Options”) with 350,000 options at an exercise price of $0.30 per share immediately vested.  The Radt Options were terminated on December 2, 2008 the date of Radt’s resignation.

On October 10, 2008 Leonard DuCharme, Paul Ressler, and Darren Jensen (the “Resigning Officers”), each an executive officer and a director entered into a Settlement Agreement and Release with the Company which provided for, among other things, their resignations, the payment to the Company of an aggregate of 2,109,873 shares of the Company’s common stock being all of the shares owned by the Resigning Officers, the release of the Company’s obligation to pay the Resigning Officers an aggregate of $179,399 of unpaid wages and mutual releases and indemnifications.

On October 10, 2008 the Company agreed to issue to Mark Klein its President and sole director, 2,109,773 shares and to Steven Radt, its then President and director, 100 shares of the common stock which was received from the Resigning Officers.  In addition, the Company issued Mr. Klein 2,500,000 shares of Hybrid common stock on May 13, 2008 in acquisition of the shares of common stock of Delaware American Motors Inc.

On December 17, 2008 the Company issued its 8% Convertible Secured Promissory Note and Assignment to Mr. David Lee.  The Note provides for the payment of 100,000 shares as bonus interest and for conversion into shares of Hybrid common stock in such number as shall equal ten percent (10%) of Hybrid’s fully diluted shares of common stock on June 15, 2009, the Maturity Date of the Note.

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

Item 13.       Exhibits and Reports on Form 10-K

(a)     Exhibits

Exhibit Number	EXHIBIT

3(i)	Certificate of Incorporation (1)(6)
3(ii)	Articles of Incorporation-ByLaws (1)(6)
3(iii)	Amendments to Articles of Incorporation (1)(6)
3(iv)	Amendments to the Articles of Incorporation October 30, 2003 (2)
4.1	Description of Securities (1)(6)
4.1(i)	Sample Common Stock Share Certificate (1)(6)
4.1(ii)	Description of Securities (2)
4.1(iii)	Sample $0.0001 par value Common Stock Share Certificate (2)
4.1(iv)	Share Escrow Agreement (2)
4.1(iv)(a)	Share Escrow Agreement with signatures (3)
4.1(v)	Form of Lock-Up Agreement (2)
4.1(v)(a)	Lock-Up Agreement of Hugo Barrientos (3)
4.1(v)(b)	Lock-Up Agreement of Omar A. Barrientos (3)
4.1(v)(c)	Lock-Up Agreement of Omar G. Barrientos (3)
4.1(v)(d)	Lock-Up Agreement of Elizabeth Schroeder & Isabel Barrientos (3)
4.1(v)(e)	Lock-up Agreement of Elizabeth Schroeder (3)
4.1(v)(f)	Lock-Up Agreement of Gene Fairchild (3)
4.1(v)(g)	Lock-Up Agreement of Charles A. Koenig (3)
4.1(v)(h)	Lock-Up Agreement of John E. Rayl (3)
4.1(v)(i)	Lock-Up Agreement of Elisa Giordano (3)
4.1(v)(j)	Lock-Up Agreement of Christopher H. Giordano (3)
4.1(v)(k)	Lock-Up Agreement of Michael Giordano (3)
4.1(v)(l)	Lock-Up Agreement of Nicholas Giordano (3)
4.1(v)(m)	Lock-Up Agreement of Birchwood Capital Advisors, Inc. (3)
4.1(vi)(a)	Class A Warrant Agreement dated November 20, 2007 (9)
4.1(vi)(b)	Sample Class A Warrant Certificate (9)
4.1(vii)	Sample Series A Convertible Stock Certificate (9)
4.2	Resolution to Incorporate Spin-Off dated June 16, 1999 (1)(6)
4.3	Resolution for the Transfer of Intellectual Assets dated August 14, 2002 (1) (6)
4.4	Resolution Stock Dividend dated September 20, 2002 (1)(6)
4.5(i)	Payment Agreement Omar Barrientos (1)(6)
4.5(ii)	Payment Agreement Chris Giordano (1)(6)
4.5(iii)	Payment Agreement John E. Rayl (1)(6)
4.5(iv)	Payment Agreement Charles A. Koenig (1)(6)
4.6(i)	Resolution to Issue Stock to Omar Barrientos (1)(6)
4.6(ii)	Resolution to Issue Stock to Chris Giordano (1)(6)
4.6(iii)	Resolution to Issue Stock to John E. Rayl (1)(6)
4.6(iv)	Resolution to Issue Stock to Charles A. Koenig (1)(6)
4.7(i)	Subscription Agreement Omar Barrientos (1)(6)
4.7(ii)	Subscription Agreement Chris Giordano (1)(6)
4.7(iii)	Subscription Agreement John E. Rayl (1)(6)

4.7(iv)	Subscription Agreement Charles A. Koenig (1)(6)
4.8	Resolution of Board of Directors dated May 31, 1997 re: rights of Preferred Stock of USA Sunrise Beverages, Inc. (6)
*4.9(i)	8% Convertible Secured Promissory Note and Security Agreement issued to Arturo Montepara dated November 12, 2008 in the principal amount of $5,000
*4.9(ii)	8% Convertible Secured Promissory Note and Assignment issued to David S. Lee dated December 17, 2008 in the principal amount of $100,000
5.0	Opinion of Counsel dated August 7, 2003 (1)(6)
6.0	2005 Stock Option Plan (7)
10.1	Letter of Intent with Paul Miller Sr. Trust Dated March 31, 2003 (1)(6)
10.2	Stock Purchase Agreement Among The Purchasers Executing This Agreement and Omar Barrientos and Other Stockholders of USA Sunrise Beverage, Inc. dated September 23, 2002 (3)
10.2.a
Stock Purchase Agreement Among The Purchasers Executing This Agreement and Omar Barrientos and Other Stockholders of USA Sunrise Beverage, Inc. dated September 23, 2002 with Schedule I, Appendix A and Exhibit A thereto (4)

10.2b	Sunrise USA Beverages, Inc. Shareholder Solicitation Letter (6)
10.6	Quit Claim Deed and Release dated August 18, 1998 between Dakota Mining and Construction, Inc. and USA Sunrise Beverages, Inc. (6)
10.8	Loan Agreement between Omar Barrientos and USA Sunrise Beverages, Inc. dated January 1, 1994 (6)
10.9	Note Agreement between Dr. Neil Kurti and USA Sunrise Beverages, Inc. dated November 11, 1995 (6)
10.9(i)	Note Satisfaction and Release between Dr. Neil Kurti and USA Sunrise Beverages, Inc. dated September 6, 2002 (3)
10.9(ii)	Agreement For Satisfaction and Release between Paul Miller Sr. Trust and USA Sunrise Beverages, Inc. dated September 4, 2002. (3)
10.9(iii)	Satisfaction of Judgment of Dr. Vincent E. Eilers dated January 19, 2004 (3)
10.9(iv)	Satisfaction and Release between Tesoro Corporation and USA Sunrise Beverages, Inc. executed June, 2002 (3)
12.1	Code of Ethics (8)
*21	Subsidiaries of the Company
*31	Rule 13a-14(a)/15d-14(a) Certifications
*32	Section 1350 Certifications

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

(7)	Incorporated by reference to the Exhibits filed with the Form 14C Information Statement of Sunrise USA, Incorporated, filed with the Commission on February 28, 2006 (File #000-50370) (the “Form 14C”)
(8)	Incorporated by reference to the Exhibits filed with the Form 10K of Sunrise USA, Incorporated, filed with the Commission on March 31, 2006 (File #000-50370)
(9)	Incorporated by reference to the Exhibits filed with the Form 10KSB of Hybrid Dynamics Corporation, for the year ending December 31, 2007 (File #000-50370)

 (b)     Reports on Form 10-K:  None

Item 14.       Principal Accountant Fees and Services

	For the year ended
	2008	2007
Audit Fees	$37,566	$33,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

Audit Committee Pre-Approval Procedures

Our Board of Directors serves as our audit committee.  Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During  2008,  all  audit and  non-audit  services  performed  by our independent   accountants  were  pre-approved  by  the  Board  of  Directors  in accordance with the foregoing procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 13, 2009	By:	/s/ MARK KLEIN
Mark Klein
President, Principal Financial Officer and Sole Director (Principal Executive Officer)

*4.9(i)	8% Convertible Secured Promissory Note and Security Agreement issued to Arturo Montepara dated November 12, 2008 in the principal amount of $5,000
*4.9(ii)	8% Convertible Secured Promissory Note and Assignment issued to David S. Lee dated December 17, 2008 in the principal amount of $100,000
*21	Subsidiaries of the Company
*31	Rule 13a-14(a)/15d-14(a) Certifications
*32	Section 1350 Certifications

* Filed herewith

Hybrid Dynamics Corporation and Subsidiaries

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Hybrid Dynamics Corporation

We have audited the accompanying consolidated balance sheet of Hybrid Dynamics Corporation and Subsidiaries (“the Company) as of December 31, 2008, and the related consolidated statement of operations, stockholders’ deficit and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Dynamics Corporation and Subsidiaries as of December 31, 2008 and the results of its operations, stockholders’ deficit and cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $2,288,644 as of December 31, 2008 and has incurred a net loss of $752,148 for the year ended December 31, 2008. These factors as discussed in notes to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 3 and 4 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC
April 8, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
HYBRID DYNAMICS CORPORATION & SUBSIDIARIES
Paterson, New Jersey

We have audited the accompanying consolidated balance sheet of Hybrid Dynamics Corporation & Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hybrid Dynamics Corporation & Subsidiaries as of December 31, 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.
March 31, 2008
Salt Lake City, Utah

Hybrid Dynamics Corporation and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2008 and 2007

	December 31	December 31
	2008	2007
	(Audited)	(Audited)
ASSETS
Current Assets:
Cash	$65,954	$4
Accounts Receivable	244	-
Prepaid Expenses	2,250	-
Inventory	85,749	-
Total Current Assets	154,197	4

Equipment	69,415	7,078
Less: Accumulated Depreciation	(32,519)	(3,438)
Total Equipment	36,896	3,640

Total Assets	$191,093	$3,644

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$331,009	$294,702
Accrued Payroll Taxes Payable	42,575	-
Accrued Wages & Accounts Payable Officers	71,618	99,511
Promissory Notes Payable	185,511	-
Current Portion of Long Term Notes Payable	17,136	-
Total Current Liabilities	647,849	394,213

Long Term Notes Payable	57,570	52,811

Total Liabilities	705,419	447,024

Stockholders' Deficit
Preferred Stock - $0.0001 par value, 900,000 shares
authorized no shares issued and outstanding
Series A Preferred Stock - $5 stated value, 660,000 shares
authorized 60,000 shares issued and outstanding	300,000
Common Stock - $.00015 par value, 99,000,000 shares
authorized, 11,325,647 shares issued and outstanding	1,699	778
Additional Paid-In Capital	1,472,619	1,092,338
Accumulated Deficit	(2,288,644)	(1,536,496)

Total Stockholders' Deficit	(514,326)	(443,380)

Total Liabilities and Stockholders' Deficit	$191,093	$3,644

The accompanying notes are an integral part of these financial statements

Hybrid Dynamics Corporation and Subsidiaries
Consolidated Statement of Operations
For the Years Ended December 31, 2008 and 2007

	For The Year Ending December 31
	2008	2007
	(Audited)	(Audited)

Revenues	$21,210	$166
Cost of Goods Sold	12,232	54

Gross Profit	8,978	112

Operating Expenses
General and Administrative	641,499	572,544
Stock based compensation	357,543	48,810
Depreciation and amortization	10,686	1,968

Total Operating Expenses	1,009,728	623,322

Other Expenses
Valuation allowance for long lived assets	-	115,789
Interest expense	11,314	16,377
Other income	259,916	-

Net Income (Loss)	$(752,148)	$(755,376)

Basic net loss per share before extraordinary item	$(0.13)	$(0.38)
Basic net income from extraordinary item	$-	$-
Basic net loss per share	$(0.13)	$(0.38)

Weighted average shares outstanding	5,979,028	1,995,785

The accompanying notes are an integral part of these financial statements

Hybrid Dynamics Corporation and Subsidiaries
Consolidated Statement of Cash Flow
For the Years Ended December 31, 2008 and 2007

	For The Year Ending December 31
	2008	2007
	(Audited)	(Audited)
Cash Flows from Operating Activities

Net (Loss)	$(752,148)	$(755,376)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	10,686	1,968
Stock based compensation expenses	357,543	48,810
Stock issued for interest	-	600
Forgiveness of officers compensation	-	228,501
Loss on impairment of long-lived assets	-	115,789
Minority interest share of income	-	(318)
Changes in assets and liabilities:
Accounts receivable	(244)	9,956
Allowance for doubtful accounts	-	(12,919)
Prepaid expenses	(2,250)
Inventory	(34,103)	-
Accounts payable vendors	9,011	78,207
Accrued payroll taxes	42,575	-
Accrued expenses	-	(3,773)
Accrued wages	(27,893)	82,352

Net Cash Used in Operating Activities	(396,823)	(206,203)

Cash Flows Used in Investing Activities:
Capitalized patent costs	-	(1,429)

Cash Flows Used in Investing Activities	-	(1,429)

Cash Flows From Financing Activities:
Sale of securities for cash, net	170,267	-
Proceeds from notes payable	155,000	206,929
Payment on notes payable	(4,759)	(1,205)
Cash acquired in acquisition	142,265	-

Net Cash From Financing Activities	462,773	205,724

Net (Decrease) Increase in Cash	$65,950	$(1,908)
Cash at Beginning of Period	4	1,912
Cash at End of Period	$65,954	$4

Supplemental Disclosures of Cash Flow Information:

	2008	2007
Cash paid during the periods for:
Interest	$8,476	$-0-
Income taxes	$-0-	$-0-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2008:

The Company issued common stock for services in the amount of $357,545.

The Company issued common stock for an acquisition in the amount of $140,166.

The Company issued common stock to convert a note payable in the amount of $97,619.00

The Company redeemed common stock in a settlement agreement in the amount of $84,395.00

For the year ended December 31, 2007:

During the year ended December 31, 2007, the Company issued 20,000 shares of $0.00015 par value common stock for interest valued in the aggregate at $600 or $.03 per share.

During the year ended December 31, 2007, the Company issued 200 shares of $0.00015 par value common stock to aquire a minority interest valued in the aggregate at $600 or $3.00 per share.

During the year ended December 31, 2007, the Company issued 1,507,000 shares of $0.00015 par value common stock forservices valued in the aggregate at $45,210 or $.03 per share.

During the year ended December 31, 2007, the Company issued 1,410,000 shares of $0.00015 par value common stock for the acquisition of assets valued in the aggregate at $42,300 or $.03 per share.

During the year ended December 31, 2007, the Company issued 2,000,000 shares of $0.00015 par value common stock for the acquisition of assets valued in the aggregate at $60,000 or $.03 per share.

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

The accompanying notes are an integral part of these financial statements

Hybrid Dynamics Corporation and Subsidiaries
Statements of Stockholder’s Deficit
For the Years Ending December 31, 2008 and 2007

	Preferred Stock		Class A Preferred		Common Stock			Additional	Accumulated	Total
	Number of		Number of		Number of		Subsctiption	Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	(Deficit)	(Deficit)

Balance, December 31, 2006	-	$-	-	$-	242,170	$36	$(3,600)	$481,960	$(781,120)	$(302,724)

Subscription receivable for services							3,600			3,600
Rounding shares due to reverse stock split					7,915	1		(1)		-
Shares issued for minority interest					200	1		599		600
Shares issued as additional interest					20,000	3		597		600
Shares issued for services					1,507,000	225		44,985		45,210
Shares issued for acquisitions					3,410,000	512		101,788		102,300
Forgiveness of accrued salary of officers								462,410		462,410

Net loss									(755,376)	(755,376)

Balance, December 31, 2007	-	$-	-	$-	5,187,285	$778	$-	$1,092,338	$(1,536,496)	$(443,380)

Shares issued for services					200,000	30		66,970		67,000
Shares issued on conversion of note					358,722	54		53,757		53,811
Shares issued for cash:
Shares of Series A preferred stock			60,000	300,000						300,000
Series A preferred stock discount								(283,439)		(283,439)
Shares of common stock					150,000	23		26,858		26,880
Class A warrants								106,800		106,800
Selling agent warrants								20,025		20,025
Shares issued for acquisition					4,500,000	675		139,491		140,166
Share Based Compensation								82,167		82,167
Incentive stock options granted								110,333		110,333
Shares received on settlement agreement					(2,109,873)	(316)		(84,079)		(84,395)
Shares issued for executive services					2,109,873	316		84,079		84,395
Shares issued in payment of indebtedness					200,000	30		43,778		43,808
Shares issued as bonus interest on notes					105,000	16		8,234		8,250
Shares issued for late registration penalty					108,000	16		5,384		5,400
Shares issued for anti-dilution agreement					516,640	77		(77)		0

4th Qtr net loss									(752,148)	(752,148)

Balance, December 31, 2008	-	$-	60,000	$300,000	11,325,647	$1,699	$-	$1,472,619	$(2,288,644)	$(514,326)

The accompanying notes are an integral part of these financial statements

Hybrid Dynamics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Hybrid Dynamics Corporation (“Hybrid”) is a Nevada corporation incorporated on July 22, 1999.  Hybrid is a non-operating holding company owning 100% of the capital stock of Pukka USA, Inc. and subsidiaries (“Pukka”) which was acquired in a reverse acquisition transaction completed on August 15, 2006 (the “Pukka Acquisition Date”) in which the shareholders of Pukka USA, Inc. acquired control of Hybrid and 100% of the capital stock of Delaware American Motors, Inc. and subsidiary (“DAM”) which was acquired in a purchase acquisition transaction completed on May 13, 2008 (the “DAM Acquisition Date”) in which the shareholders of Pukka USA, Inc. acquired control of Hybrid.  Hybrid, DAM and Pukka are collectively referred to hereafter as the “Company”.

The Pukka Reverse Merger

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

The Company has been unsuccessful in obtaining the substantial investment capital necessary to develop and prove these technologies and we have determined to terminate this project including termination of our development of a hybrid electric motor scooter which would utilize elements of these technologies.  Our investment in these technologies was written down to a net realizable value of zero in 2007.  We are presently assessing opportunities for the sale of technologies or the opportunity to restart the project in the event sufficient capital becomes available for development.

The DAM Purchase Acquisition

On May 13, 2008 the Company issued 4,500,000 shares of Common Stock as the sole consideration paid in exchange for 100% of the issued shares of the common stock of Delaware American Motors, Inc. (“DAM INC”) a Nevada corporation, the sole owner of DAM.  The acquisition has been accounted for as a purchase transaction for an aggregate value of $140,166 and the accompanying financial statements include the accounts of DAM INC and DAM for the period May 13, 2008 to December 31, 2008.

All references to common stock in the accompanying financial statements and these notes have been adjusted to the number of shares of common stock equivalent to Hybrid’s $0.00015 par value common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include, (i) all of the accounts of Pukka and its subsidiaries for all periods presented, (ii) include the accounts of Hybrid from the Pukka Acquisition Date to the end of the current fiscal year and (iii) include the accounts of DAM and subsidiary from the DAM Acquisition Date to the end of the current fiscal year.  All significant intercompany accounts and transactions have been eliminated.

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

Trade Accounts Receivable

Trade accounts receivable are stated at outstanding balances, less an allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income. Accounts deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. Based upon such procedures management has determined that an allowance of $-0- was required as of December 31, 2008.

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

Capitalized Interest

There was no capitalized interest during 2008 or 2007.

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

All costs associated with the development, production and sale of the DAM and Pukka technologies have been expensed in the periods to which they relate.

Patents

The costs of patents include direct costs incurred by the Company in applying for patents covering its internally developed technologies. Patents are amortized over their useful lives.

Amortization Expense for 2007 was $552.  The Pukka technologies have been written down to their net realizable value of zero in the year 2007.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file income tax returns in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the adoption of FIN 48, any adjustments will be accounted for as an adjustment to beginning retained earnings. The Company adopted the provisions of FIN 48 in its first fiscal quarter of 2007. The adoption of FIN 48did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Short-term Financial Instruments

The carrying value of short-term financial instruments, including cash, restricted cash, trade accounts receivable, accounts payable, accrued expenses and short-term debt, approximates the fair value of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market.  The Company maintains cash balances at financial institutions that are insured by the FDIC up to $250,000.  At December 31, 2008 the Company had no amounts in excess of the FDIC limit.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $752,148 and $755,376 for the years ended December 31, 2008 and 2007 respectively and as of December 31, 2008 the Company has an accumulated deficit of $2,288,646 and a working capital deficit of $ 493,662.
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

NOTE 4 – PLAN OF OPERATIONS

The Company’s revenue has been derived from the sale of motorcycle related components and accessories as well as motorcycle service.

The Company will be bringing to market its Tech Twin American 13C and Tribute series lineup.  Development of our sales, marketing and brand development personal will commence throughout the year.  We will also be attending world renowned consumer and industry events.  Additionally relationships will be established with a variety of financial and insurance companies.  We will be exploring the opportunity to acquire other compatible businesses.  Our scooter prototype will be developed along with component suppliers.

The Company will require additional capital in order to complete the development and commercial application of its technologies and products.  The Company has undertaken a plan of recapitalization which the Company anticipates will enable it to obtain the requisite capital.  There is no assurance that the Company will be able to raise the requisite capital when needed, or that such capital if received, will be sufficient to complete all of the work necessary to commercially develop the Company’s technologies and products.  There is also no assurance that the Company will be able to sell its debt or securities, or if able to do so, that such debt or equity securities can be issued on acceptable or favorable terms.

NOTE 5 – INVENTORY AND PATENTS

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”).  Inventory is stated at cost and reserves are recorded to state the inventory at net realizable value.  Inventory at December 31, 2008 consists of the following:

2008

Motorcycles prototypes	$81,255
Parts and supplies	22,392
Valuation allowance	(17,898)
$85,749

Patents

The direct costs associated with the filing of the Company’s patents have been capitalized and will be amortized over the effective period of the related patents once granted (20 and 21 years). The Company follows SFAS 121, which requires a review of the Company’s patents be made whenever events or changes in circumstances indicate that the carrying amount of the patents may not be recoverable. As of the date of these consolidated financial statements, no such events have occurred. Amortization Expense for 2007 was $552.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2008 and 2007 consist of the following:

	2008	2007
Machinery, office furniture and equipment	$69,415	$7,078
Accumulated depreciation	32,519	3,438
	$36,896	$3,640

Depreciation expense was $ 10,686 and $ 1,416 for the years ended December 31, 2008 and 2007 respectively.

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

Pursuant to the Royalty Agreement the Company will pay Garden Rise an amount equal to three percent (3%) of defined net revenues beginning January 1, 2007 (the “Royalty”).  The Royalty is payable quarterly and expires at the end of the tenth year from the first year following a year in which the Company’s net revenues first exceed $4,000,000. At any time during the term of the Royalty Agreement, Garden Rise may elect to convert the remaining Royalty to shares of the Company’s common stock (with the same piggy-back registration rights afforded the Garden Rise Shares as described in the preceding paragraph) at the rate of twenty-five cents per share based on the number of calendar quarters in the remaining term (not to exceed 40) multiplied by the amount of the Royalty payable in the immediately preceding calendar quarter.  No payments have been made in respect of this agreement.

Facilities Lease

The Company rents 8,300 sq. ft. of office, garage and storage space in a single facility located in Paterson, New Jersey.  The lease is for an initial term of 60 months from April, 2006 at $2,500 per month and includes 2 five year renewal terms at an increase in monthly payments to $3,100 per month and $3,600 per month, respectively. The accompanying financial statements include rent expense of $ 30,712 for the year ended December 31, 2008.

The following table summarizes the future annual rentals for all periods including renewal periods:

Amount
Annual Rent for the year 2009	$30,000
Annual Rent for the year 2010	30,000
Annual Rent for the year 2011	7,500
Annual Rent for the year 2012	-
Thereafter	-
Total Aggregate Annual Rent	$67,500

Future Commitments

The Company does not have any material future commitments that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, capital expenditures or liquidity.

NOTE 8 – ACCRUED WAGES AND NOTES PAYABLE

Key Employee Agreements and Accrued Wages and Accounts Payable Officers

On May 8, 2008 the Company entered into a Key Employee Agreement with its President.  The terms of the agreement provides that the executive is employed on an “at will” basis at an annual rate of compensation of $96,000, having an initial term of two years.  Each agreement also provides that any intellectual property originated by the executive during his term of the agreement shall be the property of the Company.

The accompanying consolidated financial statements include an aggregate of $ 266,261 and $310,853 of executive officer compensation expense for the years ending December 31, 2008 and 2007 respectively and an aggregate of $462,410 of the accrued and unpaid compensation due it three former executive officers, which has been added to additional paid in capital for the year ending December 31, 2007.  As of December 31, 2008 the Company’s sole executive officer is owed an aggregate of $ 33,488 in accrued and unpaid compensation.

October 10, 2008 three of the Company’s executive officers resigned and entered into a Settlement Agreement and Release with the Company which provided for, among other things, their resignations, the payment to the Company of an aggregate of 2,109,873 shares of the Company’s common stock being all of the shares owned by the Resigning Officers having a fair value of $84,393, the release of the Company’s obligation to pay the Resigning Officers an aggregate of $175,133 of unpaid wages and accounts payable and for mutual releases and indemnifications. The accompanying financial statements include $256,596 of other income for the year ending December 31, 2008 relating to the forgiveness of the indebtedness and receipt of the shares of stock.

Settlement Agreement Payable

On November 3, 2008 the Company agreed to issue 200,000 shares of its common stock to pay a former landlord of the Company in liquidation of unpaid rent in the amount of $43,808.  The accompanying financial statements include $24,648 of rent expense for the year ending December 31, 2007.

Short Term Convertible Secured Promissory Notes Payable

On November 12, 2008 the Company received $5,000 upon issuance of its 10% Convertible Secured Promissory Note (the “10% Secured Note”).  The 10% Secured Note is due on May 12, 2009 and bears an annual rate of interest of ten percent (10%).  The 10% Secured Note is secured by assignment of a motorcycle engine.  The 10% Secured Note may be converted by the holder into shares of the Company’s common stock at a price equal to seventy-five percent (75%) of the market price of the Company’s shares on the date of conversion limited to not more than 300,000 shares. The Company also paid 5,000 shares of common stock as bonus interest at a fair value of $250.  At the date of issuance, the Company determined that the fair value of the beneficial conversion feature in respect of this 8% Secured Note on the date the note was issued to be equal to $4,054 which has been recorded as a debt discount and is being amortized over the term of the note.  The accompanying financial statements include $317 of interest expense and $1,351 of additional interest in respect of the beneficial conversion feature for the year ending December 31, 2008 with a total balance due on December 31, 2008 of $5,067.

The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 142%, (3) risk-free interest rate of 4.0%, (4) expected life of 6 months and (5) estimated fair value of our common stock of $0.05 per share.

On December 17, 2008 the Company received $100,000 upon issuance of its 8% Convertible Secured Promissory Note (the “8% Secured Note”).  The 8% Secured Note is due on June 15, 2009 and bears an annual rate of interest of 8%.  The 8% Secured Note is secured by assignment of two of the Company’s motorcycles.  The 8% Secured Note may be converted by the holder into shares of the Company’s common stock in a number equal to ten percent (10%) of the fully diluted shares outstanding on June 15, 2009 (regardless of the date of conversion).  Should the 8% Secured Note be converted at December 31, 2009 the Company would be required to issue 1,277,175 shares of common stock subject to further adjustment on June 15, 2009.  At the date of issuance, the Company determined that there is no beneficial conversion feature in respect of this 8% Secured Note as the conversion price was greater than the Company’s stock price on the date the note was issued.  As of December 31, 2008 the 8% Secured Note would be convertible into an aggregate of 1,277,175 shares of common stock. The Company also paid 100,000 shares of common stock as bonus interest at a fair value of $8,000.  The accompanying financial statements include $8,307 of interest expense for the year ending December 31, 2008 with a total balance due on December 31, 2008 of $100,307.

Unsecured Promissory Notes Payable

During the year 2008 the Company received $50,000 from four persons upon issuance of its 6% Convertible Unsecured Promissory Notes Payable (the “Unsecured Notes”).  The Unsecured Notes are due twenty-four (24) months from the date of issuance with interest at the rate of 6% per annum.  The Unsecured Notes may be converted by the holders into shares of the Company’s common stock at any time prior to payment at the rate of twenty cents ($0.20) per share.  Should the Unsecured Notes be converted at December 31, 2009 the Company would be required to issue an aggregate of 254,808 shares of common stock.  At the date of issuance, the Company determined that there is no beneficial conversion feature in respect of these notes as the conversion price was greater than the Company’s stock price on the date the note was issued.  As of December 31, 2008 the Notes are convertible into an aggregate of 254,808 shares of common stock.  The accompanying financial statements include $2,811 as interest expense and accrued interest payable for the year ending December 31, 2007.  The accompanying financial statements include $962 of interest expense for the year ending December 31, 2008 with a total balance due on December 31, 2008 of $50,962.

The Company owes as of December 31, 2008 $29,175 on a $15,000 Promissory Note dated February 6, 2006.  This Note was due on March 31, 2008 and is in arrears.  The accompanying financial statements include $3,000 and $8,900 of interest expense for the years ending December 31, 2008 and 2007 respectively including $600 of stock based interest expense for the year ending December 31, 2007.

Long Term Convertible Note Payable

The Company had an unsecured convertible promissory note in the principal amount of $50,000 with interest at the rate of 8% per annum due on December 31, 2008.  This Note was converted into 358,722 shares of common stock on March 21, 2008.  The accompanying financial statements include $997 and $2,816 as interest expense for the years ending December 31, 2008 and 2007 respectively.

NOTE 9 – CAPITAL STOCK

Private Placement Unit Offering

On January 31, 2008 the Company closed on the sale of thirty (30) investment units (the “Units”).  Each unit was sold for $10,000 and included 2,000 shares of Series A Convertible Preferred Stock, 5,000 shares of Common Stock and 20,000 Class A Warrants.  This issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The securities issued are deemed restricted securities for the purposes of the Securities Act. The Company received, net of selling agent commission and costs and expenses of the offering, a total of $231,959.  The Company issued a total of 60,000 shares of its Series A Convertible Preferred Stock, 150,000 shares of its common stock and 600,000 of its Class A Warrants.   The Subscription Agreement includes registration rights

and a value anti-dilution provision; see “Registration Late Filing Damages” and “Anti-Dilution Rights Adjustment”.

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

Registration Late Filing Damages

The Company agreed to file a registration statement with the SEC no later than 120 days after the termination of the Unit Offering.  The last Units sold pursuant to the Offering were closed on January 31, 2008 and the Company has not filed the agreed upon registration statement.  In this event, the Company agreed to pay the Unit holders a Late Filing Damages fee and a Non-Effectiveness Damages fee in an amount not to exceed $900 per Unit.  The Company has elected to pay this fee in shares of the Company’s common stock at the agreed upon value of twenty-five cents ($0.25) per share for an aggregate total of 108,000 shares of common stock. The accompanying financial statements include stock-based compensation expense of $27,000 for the year ending December 31, 2008.

Anti-Dilution Rights Adjustment

The Series A Preferred share Unit Offering also included a anti-dilution provision (the “Provision”).  The Provision provides for the issuance of additional shares of common stock or rights to additional shares of common stock in the event the Company issues shares for less than the average price of the shares of Common Stock included in and underlying the Units (a “Trigger Event”) at any time prior to January 31, 2009.  The aggregate number of shares of Common Stock issuable in respect of a Unit is 45,000 shares for an aggregate average price of $0.667 per share (the “Aggregate Average Price”).  A Trigger Event occurred on December 17, 2008 when the Company issued its convertible promissory note (the Lee Convertible Note) at a common stock equivalent conversion price of eight cents ($0.08) per share.  Accordingly the Unit securities are adjusted as follows:

Security	Common Shares Issuable Upon Exercise or Conversion
	Before the Trigger Event	Net Increase (a) (b)	After the Trigger Event
Series A Preferred Stock (c)	600,000	2,066,640	2,666,640
Shares of Common stock	150,000	516,640	666,640
Class A Warrant (d)	600,000	2,066,640	2,666,640
Total Equivalent Shares of Common Stock	1,350,000	4,649,920	5,999,920
Total Consideration Paid for All Shares	$900,000		$900,000
Aggregate Average Price Per Common Share	$0.667		$0.150
Selling Agent Warrant (e)	112,000	387,492	499,492
__________________________

(a)	Additional shares are allocated pro-rata to each security included in the Unit.

(b)	Limited to no more than 4,650,000 adjustment shares in respect of 30 Units sold and rounded to the nearest whole share per Unit.

(c)
The conversion ratio would be increased from ten (10) shares of common stock per preferred share to forty-four and four one-hundredths (44.44) shares of common stock per share of Series A preferred stock.

(d)
Includes the reduction in the share exercise price from $1.00 to $0.225 per share plus an increase in the number shares purchasable per Class A Warrant to an aggregate of 88,888 shares per Unit, such that the total consideration paid for the exercise of all Class A Warrants remains at $20,000 per Unit which is the total consideration to be paid upon exercise of all Class A Warrants per Unit at the original strike price for the original number of shares of common stock.

(e)
Selling Agent Warrant is increased para pa sue with the anti-dilution adjustment increases in the Unit securities.  The strike price of the Selling Agent Warrant is decreased from $1.20 per share to $0.27 per share.

Preferred Stock

The Company has 340,000 shares of $0.0001 par value shares of preferred stock authorized with no shares issued and outstanding.  This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors.

Series A 8% Convertible Preferred Stock

On September 17, 2007 the company filed an Amendment to its Certificate of Designation to no longer authorize any “Series A 5% Convertible Preferred Stock,” originally designated on November 14, 2006. The Amendment designates 660,000 shares of its preferred stock as “Series A 8% Convertible Preferred Stock.” Each share of Series A Preferred Stock (a) has a stated value of $5.00 per share (“Stated Value”), (b) is non-voting, (c) includes a dividend of 8% per annum paid annually, (d) may be redeemed at any time for an amount equal to the Stated Value plus all accumulated and unpaid dividends, (e) may be converted into 10 shares of $0.00015 par value common stock, and has a (f) liquidation preference of $5.00 per share plus all accumulated and unpaid dividends.  As of December 31, 2007 no shares of Series A 8% Convertible Preferred Stock has been issued or were outstanding.

At December 31, 2008 the Company had issued 60,000 shares of Series A Preferred Stock pursuant to its Private Placement Unit Offering.  The terms of these shares have been adjusted pursuant to the Anti-Dilution Agreement with the Unit purchasers such that the purchasers may now convert their shares of Series A Preferred Stock into 2,666,640 shares of the Company’s common stock at an exercise conversion ratio of one (1) share of Preferred Stock to 44.44 shares of Common Stock.  This adjustment does not affect the terms of the remaining authorized but unissued shares of Series A Preferred Stock.

Common Stock

The Company has authorized 99,000,000 shares of common stock $.00015 par value per share (the “Common Stock”).  As of December 31, 2008, the Company has 11,325,667 shares of Common Stock issued and outstanding.  On July 10, 2007 the Company’s shares of Common Stock began trading on the Over the Counter Bulletin Board (“OTCBB”) electronic quotation system, the trading symbol is HBDY.

The Company has granted registration rights to the holders of 158,042 shares of Common Stock under the terms of a Registration Rights Agreement dated June 7, 2006.  In addition, the holders of 83,333 shares of these shares are subject to resale restrictions pursuant to the terms of a Lock-Up/Leak-Out Agreement dated June 7, 2006 the terms of which expire in March, 2008.

Common Stock Issued for Services

On March 31, 2008, the Company issued 200,000 shares of common stock for consulting services valued in the aggregate at $67,000.  The accompanying financial statements include $67,000 of consulting fee expense for the year ending December 31, 2008.

On October 10, 2008 the Company issued 2,109,873 shares of its common stock to its two executive officers for services.  The accompanying financial statements include $84,395 of stock based compensation expense for the year ending December 31, 2008.

On August 23, 2007 the Company issued 330,000 shares of stock under its 2007 Consultants Stock Plan to three consultants as partial payment for services previously rendered.  The accompanying include $9,900 of consulting fee expense for the year ending December 31,

On August 27, 2007 the Company issued 264,000 shares to each of its three investor relations firms in extension of their agreements through August 27, 2008.  The accompanying financial statements include $23,760 of stock based compensation expense for the year ended December 31, 2007.

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

At December 31, 2008 the Company had issued 600,000 Class A Warrants pursuant to its Private Placement Unit Offering.  The terms of these Warrants have been adjusted pursuant to the Anti-Dilution Agreement with the Unit purchasers such that the purchasers may purchase 2,666,640 shares of the Company’s common stock at an exercise price of $0.225 per share at any time prior to December 31, 2012 the date of expiration of the Class A Warrants.  This adjustment does not affect the terms of the remaining authorized but unissued Class A Warrants.

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

During the year ended December 31, 2008, the Company issued 1,000,000 Plan options for the purchase of 1,000,000 shares of $0.00015 par value common stock to its Chief Executive Officer with 350,000 options immediately vested, valued in the aggregate at $192,500.   The executive resigned on December 2, 2008 and these options have expired unexercised.  The accompanying financial statements include $192,500 of officers compensation related to the issuance of these Options.

There are no options granted or outstanding as of December 31, 2008.

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

Summary of Warrants and Options Outstanding

A summary of the status of warrants and options granted at December 31, 2008 and December 31, 2007 and changes during the periods then ended is presented below:

	For the Twelve Months		For the Twelve Months
	Ended December 31, 2008		Ended December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	-	$-	-	$-
Granted	3,516,132	0.239	-	-

Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	350,000	0.300	-	-
Outstanding at end of period	3,166,132	$0.232	-	$-

Weighted average fair value of warrants granted during the period	3,166,132	$0.232	-	$-

A summary of the status of the warrants outstanding at December 31, 2008 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.225	2,666,640	4.00	$0.225	2,666,640	$0.225
$0.270	499,492	4.08	$0.270	499,492	$0.270

NOTE 10 – ACQUISITIONS

2008 Acquisition of Delaware American Motors, Inc.

On May 13, 2008, the Company issued 4,500,000 shares of $0.00015 par value common stock for the purchase of 100% of the outstanding capital of Delaware American Motors Inc. and its wholly-owned subsidiary Delaware American Motors LLC valued in the aggregate at $140,166 or $0.031 per share.  The assets and liabilities were the following:

Amount
Assets	$241,529
Liabilities	101,363

Purchase price of DAM	$140,166

2007 Acquisitions

Red Iron Group LLC Minority Interest

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

Write-Down of Long-Lived Assets

The Company has reviewed the valuation of the assets acquired in the acquisition of Infomac and Fire Ant and has recorded a valuation allowance of $102,300 in the accompanying financial statements in accordance with the provisions of FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") due principally to the uncertainty surrounding the Company’s ability to continue as a going concern. FAS144 clarifies the accounting for the impairment of long-lived assets.  Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable.  When necessary, impaired assets are written down to their estimated fair value based on the best information available.  The accompanying financial statements include $102,300 of expense for the fiscal year ending December 31, 2007.

Amount
Purchase price of Infomac	$42,300
Purchase price of Fire Ant	60,000
Patents net of book value	13,489
Impairment valuation write-down	(115,789)

Net value of long-lived assets	$-0-

NOTE 11 – INCOME TAXES

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

The Company has available at December 31, 2008 an unused operating loss carryforward of approximately $2,288,000 which may be applied against future taxable income and which expires in the years 2026 through 2028. The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws then in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax asset associated with the Company’s net operating loss carryforward and allowances for uncollectible accounts, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.

	2008	2007
Deferred tax assets:
Net operating loss and credit carryforwards	$809,760	$489,000
Less valuation allowance	(809,760)	(489,000)

Total deferred tax assets	$-0-	$-0-

NOTE 12 – EARNINGS PER SHARE

The Company’s calculation of earnings per share is as follows:

	2008	2007
Net Loss Applicable to Common Shareholders	$752,148	$755,376
Average Basic and Diluted Shares Outstanding	6,013,664	1,995,785
Net Loss per Common Share
Basic and Diluted	$0.13	$0.38