Form 10-Q
period 2009-03-31
HYBRID DYNAMICS CORP
filed 2009-05-14
CIK 1253557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-50370

HYBRID DYNAMICS CORPORATION
(Exact name of small business issuer in its charter)

Nevada	33-1041835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

52-66 Iowa Avenue, Paterson, NJ 07503
(Address of principal executive offices)

(973) 279-3261
(Issuer's telephone number)
______________________________
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

11,325,647 shares outstanding as of March 31, 2009.

HYBRID DYNAMICS CORPORATION

INDEX

PART I – FINANCIAL INFORMATION
Item 1.       Consolidated Financial Statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$18,890	$65,954
Accounts Receivable	507	244
Prepaid Expenses	-	2,250
Inventory	88,553	85,749
Total Current Assets	107,950	154,197

Equipment	69,415	69,415
Less: Accumulated Depreciation	(36,516)	(32,519)
Total Equipment	32,899	36,896

Total Assets	$140,849	$191,093

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$327,799	$331,009
Accrued Payroll Taxes Payable	54,386	42,575
Accrued Wages & Accounts Payable Officers	100,532	71,618
Promissory Notes Payable	137,352	185,511
Current Portion of Long Term Notes Payable	4,560	17,136
Total Current Liabilities	624,629	647,849

Long Term Notes Payable	57,234	57,570

Total Liabilities	681,863	705,419

Stockholders' Deficit
Preferred Stock - $0.0001 par value, 900,000 shares authorized no shares issued and outstanding
Series A Preferred Stock - $5 stated value, 660,000 shares authorized 60,000 shares issued and outstanding	300,000	300,000
Common Stock - $.00015 par value, 99,000,000 shares authorized, 11,325,647 shares issued and outstanding	1,699	1,699
Additional Paid-In Capital	1,523,501	1,472,619
Accumulated Deficit	(2,366,214)	(2,288,644)

Total Stockholders' Deficit	(541,014)	(514,326)

Total Liabilities and Stockholders' Deficit	$140,849	$191,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ending
	March 31
	2009	2008
	(Unadited)	(Unadited)

Revenues	$5,574	$-
Cost of Goods Sold	2,526	-

Gross Profit	3,048	-

Operating Expenses
General and Administrative	71,905	126,875
Stock based compensation	-	67,000
Depreciation and amortization	3,997	-

Total Operating Expenses	75,902	193,875

Other Expenses
Interest expense	4,716	2,832

Net (Loss)	$(77,570)	$(196,707)

Net (Loss) Per Common Share	$(0.007)	$(0.037)

Weighted average shares outstanding	11,325,647	5,364,070

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ending
	March 31
	2009	2008
	(Unadited)	(Unadited)
Cash Flows from Operating Activities

Net (Loss)	$(77,570)	$(755,376)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	3,997	1,968
Stock based compensation expenses	-	48,810
Stock issued for interest	-	600
Forgiveness of officers compensation	-	228,501
Officer compensation contributed to capital	50,882
Loss on impairment of long-lived assets	-	115,789
Minority interest share of income	-	(318)
Changes in assets and liabilities:
Accounts receivable	(263)	9,956
Allowance for doubtful accounts	-	(12,919)
Prepaid expenses	2,250
Inventory	(2,804)	-
Accounts payable vendors	(64,281)	78,207
Accrued payroll taxes	11,811	-
Accrued expenses	-	(3,773)
Accrued wages	28,914	82,352

Net Cash Used in Operating Activities	(47,064)	(206,203)

Cash Flows Used in Investing Activities:
Capitalized patent costs	-	(1,429)

Cash Flows Used in Investing Activities	-	(1,429)

Cash Flows From Financing Activities:
Sale of securities for cash, net	-	-
Proceeds from notes payable	-	206,929
Payment on notes payable	-	(1,205)
Cash acquired in acquisition	-	-

Net Cash From Financing Activities	-	205,724

Net (Decrease) Increase in Cash	$(47,064)	$(1,908)
Cash at Beginning of Period	65,954	1,912
Cash at End of Period	$18,890	$4

Cash paid for:
Interest	$1,181	$683
Taxes	$-	$-

	Three Months Ended March 31,
	2009	2008

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,181	$683
Income Taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities;

For the three months ended March 31, 2009

Officers compensation contributed to capital in the amount of $50,882

For the three months ended March 31, 2008

Value attributed to warrants issued with preferred stock in the amount of 73,860

Value of warrants issued for services in the amount of $20,025

Shares issued for expenses in the amount of $882

Shares issued in repayment of debt and related interest in the amount of $53,,693

Shares issued for services in the amount of $67,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYBRID DYNAMICS CORPORATION
And Subsidiaries
Condensed Consolidated Statements of Stockholder’s Deficit
(Unaudited)

	Preferred Stock		Class A Preferred		Common Stock		Additional	Accumulated	Total
	Number of		Number of		Number of		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2007 (Audited)	-	$-	-	$-	5,187,285	$778	$1,092,338	$(1,536,496)	$(443,380)

Shares issued for services					200,000	30	66,970		67,000
Shares issued on conversion of note					358,722	54	53,757		53,811
Shares issued for cash:
Shares of Series A preferred stock			60,000	300,000					300,000
Series A preferred stock discount							(283,439)		(283,439)
Shares of common stock					150,000	23	26,858		26,880
Class A warrants							106,800		106,800
Selling agent warrants							20,025		20,025
Shares issued for acquisition					4,500,000	675	139,491		140,166
Share Based Compensation							82,167		82,167
Incentive stock options granted							110,333		110,333
Shares received on settlement agreement					(2,109,873)	(316)	(84,079)		(84,395)
Shares issued for executive services					2,109,873	316	84,079		84,395
Shares issued in payment of indebtedness					200,000	30	43,778		43,808
Shares issued as bonus interest on notes					105,000	16	8,234		8,250
Shares issued for late registration penalty					108,000	16	5,384		5,400
Shares issued for anti-dilution agreement					516,640	77	(77)		0
Net loss								(752,148)	(752,148)

Balance, December 31, 2008 (Audited)	-	$-	60,000	$300,000	11,325,647	$1,699	$1,472,619	$(2,288,644)	$(514,326)

Officer's compensation contributed to capital							50,882		50,882
Net loss								(77,570)	(77,570)

Balance, March 31, 2009 (Unaudited)	-	$-	60,000	$300,000	11,325,647	$1,699	$1,523,501	$(2,366,214)	$(541,014)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2009
(Unaudited)

Note 1 – Unaudited Financial Information

The unaudited financial information included for the three-month interim periods ended March 31, 2009 and 2008 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2009.

Note 2 – Financial Statements and Basis of Presentation

Management has elected to omit substantially all footnotes relating to the condensed consolidated financial statements of the Company included in this report.  For a complete set of footnotes, reference is made to the Company's Current Report on Form 10-K for the year ending December 31, 2008 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

The accompanying unaudited financial statements include the accounts of the Company, the accounts of its wholly owned subsidiary Pukka USA, Inc. (as the accounting parent of the consolidated group), and the accounts of Pukka’s wholly owned subsidiaries, Red Iron Group LLC, Fire Ant Corporation, and Infomac Corporation for all periods presented and the accounts of Delaware American Motors, Inc. (“DAM”) and its wholly owned subsidiary Delaware American Motors LLC (“DAMLLC”) for the period from its date of acquisition, May 13, 2008.

Note 3 – Going Concern

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company incurred a net loss of $77,570 and $752,148 for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively, and as of March 31, 2009 the Company has an accumulated deficit of $2,366,214 and a working capital deficit of $516,679.

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

Note 5 – Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”).  Inventory is stated at cost and reserves are recorded to state the inventory at net realizable value.  Inventory at March 31, 2009 consists of the following:

March 31, 2009

Motorcycles prototypes	$82,653
Parts and supplies	23,798
Valuation allowance	(17,898)
$88,553

Note 6 – Property, Plant and Equipment

Property, plant and equipment at March 31, 2009 consists of the following:

March 31, 2009

Machinery, office furniture and equipment	$69,415
Accumulated depreciation	(36,516)
$32,899

Depreciation expense was $3,997 and -0- for the three months ended March 31, 2009 and 2008, respectively.

Note 7 – Accounts Payable

The Company had outstanding accounts payable of $327,799 and $331,009 as of March 31, 2009 and December 31, 2008, respectively.  Accounts payable also include amounts owed on credit cards used for the payment of goods and services with annual interest rates from 7.99% to 17.99%.

Note 8 – Accrued Wages

The Company has a Key Employee Agreement with its President.  The terms of the agreement provides that the executive is employed on an “at will” basis at an annual rate of compensation of $96,000, having an initial term of two years.  The agreement also provides that any intellectual property originated by the executive during his term of the agreement shall be the property of the Company.  The accompanying financial statements include an aggregate of $29,925 and $68,014 of executive officer compensation expense for the three months ending March 31, 2009 and 2008 respectively.

The Company’s financial resources are not sufficient to permit the payment of employee compensation on a current basis and the Company has accrued unpaid compensation owing to its sole executive officer, its previous chief executive offer and one administrative employee.  The Company’s aggregate accrued and unpaid wages is $100,532 and $66,429 as of March 31, 2009 and December 31, 2008, respectively.

Note 9 – Notes Payable

The Company had outstanding commercial notes payable of $22,330 as of March 31, 2009.  Commercial notes payable consist of: (i) a Term Loan secured with the Company’s transport vehicle, this loan is dated April 2006, is for an initial term of 60 months payable $430.81 per month at an annual rate of interest of 5.95%; (ii) a Line of Credit Loan from a bank with a maximum loan amount of $15,000 and payable interest only monthly at a variable annual rate, the annual rate at March, 2008 was 5.5%; and The Company’s president (the former sole owner and founder of DAMLLC) is personally obligated on the Term Loan and the Line of Credit Loan loans.

Pukka, the Company’s wholly-owned subsidiary has an unsecured promissory note payable to a shareholder in the principal amount of $20,000.  The note bears interest at the rate of 20% per annum and was due on June 30, 2008.  Pukka is in default on the payment of this note.  The accompanying financial statements include $731 and $814 of interest expense for the three months ended March 31, 2009 and 2008, respectively and there is total current liability due as of March 31, 2009 of $29,907.

Secured Convertible Promissory Notes

On November 12, 2008 the Company received $5,000 upon issuance of its 10% Convertible Secured Promissory Note (the “10% Secured Note”).  The 10% Secured Note is due on May 12, 2009 and bears an annual rate of interest of ten percent (10%).  The 10% Secured Note is secured by assignment of a motorcycle engine.  The 10% Secured Note may be converted by the holder into shares of the Company’s common stock at a price equal to seventy-five percent (75%) of the market price of the Company’s shares on the date of conversion limited to not more than 300,000 shares. The Company also paid 5,000 shares of common stock as bonus interest at a fair value of $250.  At the date of issuance, the Company determined that the fair value of the beneficial conversion feature in respect of this 10% Secured Note on the date the note was issued to be equal to $4,054 which has been recorded as a debt discount and is being amortized over the term of the note.  The accompanying financial statements include $122 of interest expense and $2,027 of additional interest in respect of the beneficial conversion feature for the three months ending March 31, 2009 with a total balance due on March 31, 2009 of $5,190.

The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 142%, (3) risk-free interest rate of 4.0%, (4) expected life of 6 months and (5) estimated fair value of our common stock of $0.05 per share.

On December 17, 2008 the Company received $100,000 upon issuance of its 8% Convertible Secured Promissory Note (the “8% Secured Note”).  The 8% Secured Note is due on June 15, 2009 and bears an annual rate of interest of 8%.  The 8% Secured Note is secured by assignment of two of the Company’s motorcycles.  The 8% Secured Note may be converted by the holder into shares of the Company’s common stock in a number equal to ten percent (10%) of the fully diluted shares outstanding on June 15, 2009 (regardless of the date of conversion).  Should the 8% Secured Note be converted at March 31, 2009 the Company would be required to issue 1,277,631 shares of common stock subject to further adjustment on June 15, 2009.  At the date of issuance, the Company determined that there is no beneficial conversion feature in respect of this 8% Secured Note as the conversion price was greater than the Company’s stock price on the date the note was issued.  The Company also paid 100,000 shares of common stock as bonus interest at a fair value of $8,000.  The accompanying financial statements include $1,950 of interest expense for the three months ending March 31, 2009 with a total balance due on March 31, 2009 of $102,279.

Unsecured Convertible Promissory Notes

The Company has four (4) unsecured 6% Convertible Promissory Notes payable in the aggregate amount of $50,000 (the “Convertible Notes”).  The Convertible Notes bear interest at the rate of 6% per annum and are due on dates ranging from August 8, 2010 through September 8, 2010.  The Convertible Notes may be converted into shares of the Company’s common stock at the election of the holder at any time prior to the maturity date at the rate of fifteen cents ($0.15) per share.  Interest may, at the election of the Company, be paid in shares of the Company’s common stock at the rate of fifty cents ($0.50) per share.  The accompanying financial statements include $731 of interest expense for the three months ending March 31, 2009 with a total balance due on March 31, 2009 of $51,701.

In accordance with Emerging Issues Task Force (“EITF”) No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments.”  We determined there to be no value attributable to the beneficial conversion feature of the Convertible Notes in that the effective conversion price of those shares was greater than the FMV price of our common stock.

Note 10 – Commitments and Contingencies

Facilities Lease

The Company rents 8,300 sq. ft. of office, garage and storage space in a single facility located in Paterson, New Jersey.  The lease is for an initial term of 60 months from April, 2006 at $2,500 per month and includes 2 five year renewal terms at an increase in monthly payments to $3,100 per month and $3,600 per month, respectively. The accompanying financial statements include rent expense of $7,500 for the three months ended March 31, 2009.

The following table summarizes the future annual rentals for all periods including renewal periods:

Amount

Annual Rent for the period April to December, 2009	$22,500
Annual Rent for the year 2010	30,000
Annual Rent for the year 2011	7,500
Annual Rent for the year 2012	-
Thereafter	-

Total Aggregate Rent	$60,000

Note 11 – Capital Stock

Preferred Stock

The Company has 340,000 shares of $0.0001 par value shares of preferred stock authorized with no shares issued and outstanding.  This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors.

Series A 8% Convertible Preferred Stock

The Company has 660,000 shares of “Series A 8% Convertible Preferred Stock” authorized with 60,000 shares issued and outstanding as of the date of this report.  Each share of Series A Preferred Stock (a) has a stated value of $5.00 per share (“Stated Value”), (b) is non-voting, (c) includes a dividend of 8% per annum paid annually, (d) may be redeemed at any time for an amount equal to the Stated Value plus all accumulated and unpaid dividends, (e) may be converted into 10 shares of $0.00015 par value common stock, and has a (f) liquidation preference of $5.00 per share plus all accumulated and unpaid dividends.

The terms of these shares have been adjusted pursuant to an Anti-Dilution Agreement with the purchasers such that the purchasers may now convert their shares of Series A Preferred Stock into 2,666,640 shares of the Company’s common stock at an exercise conversion ratio of one (1) share of Preferred Stock to 44.44 shares of Common Stock.  This adjustment does not affect the terms of the remaining authorized but unissued shares of Series A Preferred Stock.

Common Stock

The Company has authorized 99,000,000 shares of common stock $.00015 par value per share (the “Common Stock”).  As of March 31, 2009, the Company has 11,325,647 shares of Common Stock issued and outstanding.  The Company’s shares of Common Stock are traded on the Over the Counter Bulletin Board (“OTCBB”) electronic quotation system, the trading symbol is HBDY.

Common Stock Reserved For Future Issuance

We have reserved 7,541,934 shares of common stock for future issuance pursuant to the terms of our outstanding convertible promissory notes, shares of Series A Convertible Preferred Stock, Class A Warrants and selling agent warrants as of the date of this report as follows:

		Exercise or
	Shares	Conversion
	Reserved	Amount

Convertible Unsecured Promissory Notes	258,517	$51,704
Convertible Secured Promissory Notes	1,450,645	107,469
Convertible Series A Preferred Stock	2,666,640	300,000
Class A Warrants	2,666,640	599,994
Selling Agent Warrant	499,492	134,863

Total shares of common stock reserved for future issuance	7,541,934	$1,194,030

Class A Warrants

The Company has 600,000 Class A Warrants issued and outstanding as of the date of this report.  The Class A Agreement provides for the issuance of up to 6,600,000 Class A Warrants for the purchase of up to 6,600,000 shares of Common Stock at an exercise price of $1.00 per share.  The Class A Warrants (a) may be exercised at any time before expiration or redemption, (b) may be called for redemption at a redemption price of $0.01 per warrant and (c) expire on December 31, 2012. The Company may call the Class A Warrants at any time after the Common Stock has traded above $1.50 for 10 consecutive trading days.

The terms of these Warrants have been adjusted pursuant to the Anti-Dilution Agreement with the purchasers such that the purchasers may purchase 2,666,640 shares of the Company’s common stock at an exercise price of $0.225 per share at any time prior to December 31, 2012 the date of expiration of the Class A Warrants.  This adjustment does not affect the terms of the remaining authorized but unissued Class A Warrants.

Selling Agent Warrants

The Company granted a selling agent rights to purchase 499,492 shares of the Company’s common stock at an exercise price of twenty-seven ($0.27) cents per share at anytime prior to the date of expiration of January 31, 2013.

2006 Qualified Incentive Stock Option Plan

The 2006 Qualified Incentive Stock Option Plan (the “Qualified Plan”) provides for the issuance of options for the purchase of up to 1,000,000 shares of the Company’s restricted $0.00015 shares of Common Stock at a price to be no less than the fair value of the Company’s shares of common stock on the date of grant.  Awards under the Plan may only be made to employees of the Company and the Qualified Plan provides for termination of the options granted upon the termination of employment.  The Qualified Plan stock options and the common stock which may be issued pursuant to the Plan are not registered securities, and the Company has no obligation to register such securities.  As of the date of this report there are no options granted under this Qualified Plan.

2007 Consultant’s Stock Plan

The 2007 Consultant’s Stock Plan provides for the issuance of up to 1,000,000 shares of Company’s $0.00015 shares of Common Stock at a price to be no less than the fair value of the Company’s shares of common stock on the date of grant.  On August 21, 2007 the Company filed SEC Form S-8 in registration of shares to be issued pursuant to this plan.  As of the date of this report there are 670,000 shares unissued and there are no options granted or outstanding.

Summary of Warrants and Options Outstanding

A summary of the status of warrants and options granted at March 31, 2009 and December 31, 2008 and changes during the periods then ended is presented below:

	For the Three Months		For the Twelve Months
	Ended March 31, 2009		Ended December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	3,166,132	$0.232	-	$-
Granted	-	-	3,516,132	0.239
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	350,000	0.300
Outstanding at end of period	3,166,132	$0.232	3,166,132	$0.232

Weighted average fair value of warrants granted during the period	3,166,132	$0.232	3,166,132	$0.232

A summary of the status of the warrants outstanding at March 31, 2009 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
0.225	2,666,640	3.75	0.225	2,666,640	0.225
0.270	499,492	3.80	0.270	499,492	0.270

Preferred Stock

The Company has 340,000 shares of $0.0001 par value shares of undesignated preferred stock authorized with no shares issued and outstanding.  This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors.

Series A 8% Convertible Preferred Stock

The Company has 660,000 shares of its preferred stock designated as “Series A 8% Convertible Preferred Stock.” Each share of Series A Preferred Stock (a) has a stated value of $5.00 per share (“Stated Value”), (b) is non-voting, (c) includes a dividend of 8% per annum paid annually, (d) may be redeemed at any time for an amount equal to the Stated Value plus all accumulated and unpaid dividends, (e) may be converted into 10 shares of $0.00015 par value common stock, and has a (f) liquidation preference of $5.00 per share plus all declared accumulated and unpaid dividends.  There are 60,000 shares of Series A 8% Convertible Preferred Stock issued and outstanding as of March 31, 2009 and December 31, 2008.  No dividends have been declared or paid as of March 31, 2009.

Note 12 – Material Subsequent Events and Contingencies

On May 8, 2009 we entered into an agreement with the members of Garden Rise Investments LTD LLC which terminated our Royalty Agreement dated August 31, 2006 with them in exchange for our issuance to them of 250,000 shares of our common stock.  We also agreed to an anti-dilution provision whereby we will issue them additional shares in the event we convert any of our existing debt to shares of common stock or issue shares of common stock to our president at any time prior to September 30, 2009 such that their aggregate number of shares will be no less than 2.2% of the total issued and outstanding shares of our common stock.

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

Overview, Plan of Operations and Outlook
Overview

Net Loss

The company had a net loss of $77,570 for the three months ended March 31, 2009 compared to a net loss of $196,707 for the same period in 2008. The 2009 loss was due primarily to expenditures for salaries, consulting and professional fee expenses associated with the Company’s high performance motorcycle manufacturing subsidiary Delaware American Motors LLC.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities, the use of short and long-term debt and credit from our vendors, shareholders and executive officers.  As of March 31, 2009, we had $18,890 of cash on hand, $88,553 in inventory, and $624,629 in current liabilities of which $100,532 is accrued and unpaid wages.

Net cash used by operating activities for the three months ended March 31, 2009 was $47,064 which was primarily the result of the net loss of $77,570.  This compared to net cash used by operating activities of $206,203 with a net loss of $196,707 for the three months ended March 31, 2008.   We have met our operating expenses and current public reporting obligations principally from credit provided by our vendors.  Further vendor credit may not be available to us in the future.

We will require additional cash resources of $600,000 to meet our operating needs for the next twelve months plus an additional $107,460 to pay our short term secured convertible promissory notes which are due in May and June (if not otherwise extended or converted to shares of common stock) and $271,353 to pay our current accounts payable.

Plan of Operations

The current economic environment in the U.S. and abroad continues to deteriorate.  The effect of this continuing deterioration on the Company is expected to be significant.  The Company is a young company with a new brand and a high dollar value luxury product. Over the next twelve months we intend to build our brand name “Delaware American Motors” based upon the introduction of the Tech Twin American 13C Series and Tech Twin American Signature Series of high-performance heavy weight motorcycles.  Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference and warranties. In the U.S., suggested retail prices for the Company’s motorcycles range from being comparable to higher than suggested retail prices for comparable motorcycles available in the market.

We believe the Tech Twin engine and our design and styling are significant brand advantages which distinguishes our motorcycles from those of other manufacturers.  Our Tech Twin American 13C model titled the Pennsylvania won the 2008 Sturgis AMD World Championship competition’s first place award in the Production Manufacture class.  In addition we are limiting the number of bikes in the American 13C and American Signature model to 13 (one each for the original 13 colonies) and 56 (one each for the signers of the Declaration of Independence) respectively and serializing each model with an individual name and number.

The Company believes that its larger-displacement products can command a premium price. The Company will be emphasizing quality, reliability and styling with a limited warranty generally consistent with industry wide standards for similar motorcycles. The Company’s products are new to the market and will have no established resale values we may reduce the opportunity for customers to obtain suitable financing to purchase our bikes which may reduce the number of available customers.  We anticipate that our selling efforts will initially be carried out by the Company in intensive one-on-one selling directly to the buyer of our motorcycles.

In the U.S., the Company expects that its products will compete in the custom segment of the heavyweight motorcycle market. According to the Motorcycle Industry Council, the touring and custom segments accounted for approximately 84%, 80% and 79% of total heavyweight retail unit registrations in the U.S. during 2008, 2007 and 2006, respectively. The larger-displacement custom and touring motorcycle segments are dominated by large well capitalized companies such as Harley-Davidson and BMW.  In addition, there are many smaller U.S. custom builders who are better known with large volumes of used bikes in circulation.

Establishing our brand name, we believe, will require us to invest in media and event attendance centered on upscale high income motorcycle enthusiasts.  The market for this buyer is intensely competitive and marketing to this demographic is obtained through the use of product and advertising placements in high end publications and media events.  We presently do not have the resources to undertake selling efforts at this level and will require substantial additional capital in order to carry out our brand introduction and product marketing plans.

Our plan of operation for the coming quarter is to focus on obtaining the financing necessary to undertake our goals of: (i) the development of our Tech Twin American 13C Series and Tech Twin American Signatures Series of motorcycles, (ii) undertake selling efforts of these products and (iii)

undertake the introduction of our brand.  We anticipate the capital needed to carry out our goals to be approximately $2,600,000.

Outlook

We have no commitments for financing and we do not have sufficient funds to continue to operate at current levels.  To continue operations for the next twelve months and remain current in our public reporting obligations we require additional financing in the amount of $600,000.  To carry out our product and brand goals we require additional financing in the amount of $2,000,000.  We are exploring various methods for obtaining additional capital including short-term borrowing and the issuance of our equity or debt securities.

The price of our common stock has declined from $0.95 on May 13, 2008, the date we acquired DAM to $0.04 on March 31, 2009.  This decline has had an adverse impact on our ability to raise additional cash from the sale of our equity securities.  In addition, the holders of our derivative securities have the right to convert or purchase up to 7,541,934 shares of our common stock at prices ranging from seven cents ($0.07) to twenty-seven cents ($0.27).  These rights have the effect of further depressing the price of our equity securities and restricting our ability to raise additional financing.

There can be no assurance that capital will be available as necessary to meet our working capital requirements or, if the capital is available, that it will be on reasonable terms acceptable us.  The issuances of additional equity securities by the Company may result in dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, the business and our future success may be adversely affected. Management intends to finance operating costs over the next twelve months with loans from related parties, commercial loans, or through private placements of capital stock.

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

None

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

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit No.	Exhibit
10.10*	Termination and Release Agreement dated May 8, 2009 by and between Hybrid Dynamics Corporation and Garden Rise Investments LTD LLC and the members thereof.
31*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial & Accounting Officer
32 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Accounting Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hybrid Dynamics Corporation

Date:	May 13, 2009	/s/ MARK S. KLEIN
Mark S. Klein, President
Principal Executive Officer and Principal Accounting Officer