Form 10-Q
period 2009-06-30
HYBRID DYNAMICS CORP
filed 2009-08-13
CIK 1253557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

(973) 279-3261
(Issuer's telephone number)

____________________________________________________________
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

13,009,086 shares outstanding as of June 30, 2009.

HYBRID DYNAMICS CORPORATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

HYBRID DYNAMICS CORPORATION and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$5,477	$65,954
Accounts Receivable	607	244
Prepaid Expenses	-	2,250
Inventory	89,830	85,749
Total Current Assets	95,914	154,197

Equipment	69,415	69,415
Less: Accumulated Depreciation	(39,830)	(32,519)
Total Equipment	29,585	36,896

Total Assets	$125,499	$191,093

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$320,516	$331,009
Accrued Payroll Taxes Payable	58,130	42,575
Accrued Wages & Accounts Payable Officers	132,381	71,618
Promissory Notes Payable	50,301	185,511
Current Portion of Long Term Notes Payable	4,560	17,136
Total Current Liabilities	565,888	647,849

Long Term Notes Payable	56,762	57,570

Total Liabilities	622,650	705,419

Stockholders' Deficit
Preferred Stock - $0.0001 par value, 338,000 shares
authorized no shares issued and outstanding	$-	$-
Series A Preferred Stock - $5 stated value, 660,000 shares
authorized 60,000 shares issued and outstanding	300,000	300,000
Series B Preferred Stock - $500 stated value, 2,000 shares
authorized 20 shares issued and outstanding	10,000	-
Common Stock - $.00015 par value, 99,000,000 shares
authorized, 13,009,086 shares issued and outstanding	1,951	1,699
Additional Paid-In Capital	1,633,049	1,472,619
Accumulated Deficit	(2,442,151)	(2,288,644)
Total Stockholders' (Deficit)	(497,151)	(514,326)

Total Liabilities and Stockholders' Deficit	$125,499	$191,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

HYBRID DYNAMICS CORPORATION and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Month Period		For the Six Month Period
	Ending June 30,		Ending June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$30,264	$4,473	$35,838	$4,473
Cost of Goods Sold	16,426	6,971	18,952	6,971

Gross Profit	13,838	(2,498)	16,886	(2,498)

Operating Expenses
General and Administrative	76,116	286,496	148,021	413,371
Stock based compensation	-	110,333	-	177,333
Depreciation and amortization	3,314	3,014	7,311	3,014

Total Operating Expenses	79,430	399,843	155,332	593,718

Other Expenses
Gain on Sale of Equipment	-	309	-	309
Loss on repurchase of royalty agreement	(6,250)		(6,250)
Interest expense	(4,095)	(1,654)	(8,811)	(4,486)
Total Other Expenses	(10,345)	(1,345)	(15,061)	(4,177)

Net (Loss)	$(75,937)	$(403,686)	$(153,507)	$(600,393)

Net (Loss) Per Common Share	$(0.01)	$(0.05)	$(0.01)	$(0.09)

Weighted average shares outstanding	12,012,245	8,269,653	12,012,245	6,808,977

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYBRID DYNAMICS CORPORATION and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Month Period
	Ending June 30
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net (Loss)	$(153,507)	$(600,393)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	7,311	3,014
Stock based issued for expenses	6,250	67,000
Incentive stock options	-	110,333
Officer compensation contributed to capital	50,882	-
Non-Cash expenses	-	667
(Gain) on sale of asset	-	(309)
Changes in assets and liabilities:
Accounts receivable	(363)	-
Allowance for doubtful accounts	-	-
Prepaid expenses	2,250	-
Inventory	(4,081)	(22,816)
Accounts payable vendors	(159,087)	(41,290)
Accrued payroll taxes	15,555	-
Notes payable	-	58,310
Accrued wages	60,763	118,666

Net Cash Used in Operating Activities	(174,027)	(306,818)

Cash Flows Used in Investing Activities:
Proceeds from sale of assets	-	4,000
Proceeds from subsidiary acquisition	-	151,178
Purchase of fixed assets	-	(5,000)

Cash Flows Used in Investing Activities	-	150,178

Cash Flows From Financing Activities:
Sale of securities for cash, net	10,000	231,959
Payment on notes payable	-	(1,165)
Payment of officer advances		(5,598)
Conversion of Notes Payable	103,551	-
Cash acquired in acquisition	-	-

Net Cash From Financing Activities	113,551	225,196

Net (Decrease) Increase in Cash	$(60,476)	$68,556
Cash at Beginning of Period	65,954	4
Cash at End of Period	$5,478	$68,560

	Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2009	2008
Cash paid for:
Interest	$2,380	$683
Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Officers compensation contributed to capital	$50,882	$-
Shares isssued for payment of indebtedness	$103,551	$53,811
Shares issued for services	$-	$67,000
Warrants issued for services	$-	$20,025
Shares issued for acquisition of subsidiary	$-	$140,166
Incentive stock options issued for services	$-	$110,333

The accompanying notes are an integral part of these unaudited consolidated financial statements

HYBRID DYNAMICS CORPORATION and Subsidiaries
Condensed Consolidated Statements of Shareholder’s Deficit
(Unaudited)

	Preferred Stock		Class A Preferred		Class B Preferred		Common Stock		Additional	Accumulated	Total
	Number of		Number of		Number of		Number of		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2007 (Audited)	-	$-	-	$-	-	$-	5,187,285	$778	$1,092,338	$(1,536,496)	$(443,380)

Shares issued for services							200,000	30	66,970		67,000
Shares issued on conversion of note							358,722	54	53,757		53,811
Shares issued for cash:
Shares of Series A preferred stock			60,000	300,000							300,000
Series A preferred stock discount									(283,439)		(283,439)
Shares of common stock							150,000	23	26,858		26,880
Class A warrants									106,800		106,800
Selling agent warrants									20,025		20,025
Shares issued for acquisition							4,500,000	675	139,491		140,166
Share Based Compensation									82,167		82,167
Incentive stock options granted									110,333		110,333
Shares received on settlement agreement							(2,109,873)	(316)	(84,079)		(84,395)
Shares issued for executive services							2,109,873	316	84,079		84,395
Shares issued in payment of indebtedness							200,000	30	43,778		43,808
Shares issued as bonus interest on notes							105,000	16	8,234		8,250
Shares issued for late registration penalty							108,000	16	5,384		5,400
Shares issued for anti-dilution agreement							516,640	77	(77)		0
Net loss										(752,148)	(752,148)

Balance, December 31, 2008 (Audited)	-	$-	60,000	$300,000	-	$-	11,325,647	$1,699	$1,472,619	$(2,288,644)	$(514,326)

Officer's compensation contributed to capital									50,882		50,882
Shares issued in payment of indebtedness							1,433,039	215	103,336		103,551
Shares issued for repurchase of royalty agreement							250,000	38	6,213		6,250
Shares issued for cash:
Shares of Series B preferred stock					20	10,000					10,000
Series B preferred stock discount									(2,000)		(2,000)
Shares of common stock							400	0	2,000		2,000
Class B warrants									-		-

Net loss										(153,507)	(153,507)

Balance, March 31, 2009 (Unaudited)	-	$-	60,000	$300,000	20	$10,000	13,009,086	$1,951	$1,633,049	$(2,442,151)	$(497,150)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to the Condensed Consolidated Financial Statements
For the Six Months ended June 30, 2009
(Unaudited)

Note 1 - Unaudited Financial Information

The unaudited financial information included for the six-month interim periods ended June 30, 2009 and 2008 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented. The results of operations for the six-month period ended June 31, 2009 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2009.

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

Note 3 – Going Concern

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company incurred a net loss of $153,507 and $752,148 for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively, and as of June 30, 2009 the Company has an accumulated deficit of $2,442,151 and a working capital deficit of $469,974.

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

Note 5 - Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”).  Inventory is stated at cost and reserves are recorded to state the inventory at net realizable value.  Inventory at June 30, 2009 consists of the following:

June 30, 2009

Motorcycles prototypes	$82,814
Parts and supplies	24,914
Valuation allowance	(17,898)
$89,830

Note 6 – Property, Plant and Equipment

Property, plant and equipment at June 30, 2009 consist of the following:

June 30, 2009

Machinery, office furniture and equipment	$69,415
Accumulated depreciation	(39,830)
$29,585

Depreciation expense was $7,311 and 3,014 for the six months ended June 30, 2009 and 2008, respectively.

Note 7 – Accounts Payable

The Company had outstanding accounts payable of $320,514 and $331,009 as of June 30, 2009 and December 31, 2008, respectively.  Accounts payable also include amounts owed on credit cards used for the payment of goods and services with annual interest rates from 7.99% to 17.99%.

Note 8 – Accrued Wages

The Company has a Key Employee Agreement with its President.  The terms of the agreement provides that the executive is employed on an “at will” basis at an annual rate of compensation of $96,000, having an initial term of two years.  The agreement also provides that any intellectual property originated by the executive during his term of the agreement shall be the property of the Company.  The accompanying financial statements include an aggregate of $94,927 and $82,353 of executive officer compensation expense for the six months ending June 30, 2009 and 2008 respectively.

The Company’s financial resources are not sufficient to permit the payment of employee compensation on a current basis and the Company has accrued unpaid compensation owing to its sole executive officer, its previous chief executive offer and one administrative employee.  The Company’s aggregate accrued and unpaid wages is $132,381 and $71,618 as of June 30, 2009 and December 31, 2008, respectively.

Note 9 –Notes Payable

The Company had outstanding commercial notes payable of $23,225 as of June 30, 2009.  Commercial notes payable consist of: (i) a Term Loan secured with the Company’s transport vehicle, this loan is dated April 2006, is for an initial term of 60 months payable $430.81 per month at an annual rate of interest of 5.95%; (ii) a Line of Credit Loan from a bank with a maximum loan amount of $15,000 and payable interest only monthly at a variable annual rate, the annual rate at June, 2009 was 5.5%; and The Company’s president (the former sole owner and founder of DAMLLC) is personally obligated on the Term Loan and the Line of Credit Loan loans.

Pukka, the Company’s wholly-owned subsidiary has an unsecured promissory note payable to a shareholder in the principal amount of $20,000.  The note bears interest at the rate of 20% per annum and was due on June 30, 2008.  Pukka is in default on the payment of this note.  The accompanying financial statements include $1,471 and $1,058 of interest expense for the six months ended June 30, 2009 and 2008, respectively and there is total current liability due as of June 30, 2009 of $30,646.

Secured Convertible Promissory Notes

The Company has a $5,000 10% Convertible Secured Promissory Note (the “10% Secured Note”).  The 10% Secured Note is due on May 12, 2009 and bears an annual rate of interest of ten percent (10%).  The 10% Secured Note is secured by assignment of a motorcycle engine.  The 10% Secured Note may be converted by the holder into shares of the Company’s common stock at a price equal to seventy-five percent (75%) of the market price of the Company’s shares on the date of conversion limited to not more than 300,000 shares. The Company also paid 5,000 shares of common stock as bonus interest at a fair value of $250.  At the date of issuance, the Company determined that the fair value of the beneficial conversion feature in respect of this 10% Secured Note on the date the note was issued to be equal to $4,054 using the Black-Scholes model which amount has been recorded as a debt discount and is being amortized over the term of the note.  The accompanying financial statements include $246 of interest expense and $2,027 of additional in respect of the beneficial conversion feature for the six months ending June 30, 2009 with a total balance due as of June 30, 2009 of $5,312.

On May 30, 2009 the Company agreed to issue 1,433,039 shares of common stock to a note holder in full conversion of a secured promissory in the principal amount of $100,000 originally issued on December 17, 2008.  The Company also agreed to issue to the note holder additional shares of common stock in an amount such that shareholder will own no less than an amount of shares equal to 11.29% of the issued and outstanding common stock of the stock upon the issuance of additional shares, if any, in respect of the conversion of other existing debt or shares that may be issued to the Corporations President at any time prior to September 30, 2009.  The accompanying financial statements include $1,293and $3,265 of interest expense for the three months and six months ending June 30, 2009 respectively.

Unsecured Convertible Promissory Notes

The Company has four (4) unsecured 6% Convertible Promissory Notes payable in the aggregate amount of $50,000 (the “Convertible Notes”).  The Convertible Notes bear interest at the rate of 6% per annum and are due on dates ranging from August 8, 2010 through September 8, 2010.  The Convertible Notes may be converted into shares of the Company’s common stock at the election of the holder at any time prior to the maturity date at the rate of fifteen cents ($0.15) per share.  Interest may, at the election of the Company, be paid in shares of the Company’s common stock at the rate of fifty cents ($0.50) per share.  The accompanying financial statements include $739 and $1,479 of interest expense for the three months and six months ending June 30, 2009 respectively with a total aggregate balance due on June 30, 2009 of $52,434.

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

Note 10 – Commitments and Contingencies

Facilities Lease

The Company rents 8,300 sq. ft. of office, garage and storage space in a single facility located in Paterson, New Jersey.  The lease is for an initial term of 60 months from April, 2006 at $2,500 per month and includes 2 five year renewal terms at an increase in monthly payments to $3,100 per month and $3,600 per month, respectively. The accompanying financial statements include rent expense of $12,500 for the six months ended June 30, 2009.

The following table summarizes the future annual rentals for all periods including renewal periods:

Amount

Annual Rent for the period July to December, 2009	$15,000
Annual Rent for the year 2010	30,000
Annual Rent for the year 2011	7,500
Annual Rent for the year 2012	-
Thereafter	-

Total Aggregate Rent	$52,500

Note 11 – Capital Stock

Reverse Stock Split

On May 15, 2009 the shareholders of the Company approved a reverse stock split of 200 old shares of Common Stock for 1 new share of Common Stock.  The effective date of the split will be determined by the Board of Directors of the Company but will in no event be earlier than the twentieth day following the date the Company filed its definitive information statement with the Securities & Exchange Commission which was filed on June 26, 2009.  As of the date of this report the Board of Directors had not determined an effective date.  Unless otherwise stated all per shares of Common Stock presented in this report are presented on a pre-split basis and without adjustment.

Private Placement Unit Offering

The Company closed on the sale of $10,000 of investment units (the “Units”).  The Units were sold for $10,000 and included 20 shares of Series B Convertible Preferred Stock, 400 shares of Common Stock on a post-reverse split basis and 400 Class B Warrants entitling the holders to purchase 400 shares of Common Stock on a post-split basis.  This issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The securities issued are deemed restricted securities for the purposes of the Securities Act. The Company received a total of $10,000.  The sold Units are part of Unit offering of up to 1,500 shares of Series B Convertible Preferred Stock, 30,000 shares of Common Stock on a post-reverse split basis and 30,000 Class B Warrants entitling the holders to purchase 30,000 shares of Common Stock on a post-split basis.

In accordance with Emerging Issues Task Force (“EITF”) No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments”, a portion of the proceeds were allocated to the shares of Common Stock which totaled $2,000.  The fair value of the shares of Common Stock was determined to be the last trade price on the date of issuance. The fair value of the Class B Warrants and of the beneficial conversion feature of the shares of the Series B Preferred Stock was determined to be zero using using the Black-Scholes model.

The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 12.4%, (3) risk-free interest rate of 4.0%, (4) expected life 5 years and (5) estimated fair value of our common stock of $0.025 per share.

Preferred Stock

The Company has 338,000 shares of $0.0001 par value shares of preferred stock authorized with no shares issued and outstanding.  This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors.

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

Series B 8% Convertible Preferred Stock

The Series B 8% Convertible Preferred Stock consists of 2,000 shares of preferred stock (the “Series B Preferred Stock”).  Each share of Series B Preferred Stock has an initial issue price or face value of $500.00 (the “Original Issue Price”) and may be converted into shares of the Company’s $0.00015 par value common stock (the “Common Stock”) at any time at the election of the holder.  The Series B Preferred Stock may also be redeemed by the Company upon the cash payment per share of $500.00 plus any unpaid dividends thereon.  The Series B Preferred Stock is non-voting.

Shares of Series B Convertible Preferred Stock may be converted into fully paid and nonassessable shares of Common Stock of the Company at a price (the "Conversion Price") equal to 50% of the Market Price per share of Common Stock on the date of conversion (but the Conversion Price shall not be less than $5.00 per share (the "Minimum Price") or greater than $25.00 per share (the "Maximum Price") with respect to the Stated Value of each share of Series B Convertible Preferred Stock and on the basis of the post-reverse split shares of Common Stock.  Such option may be exercised by any holder on an all or none basis on or after July 1, 2010.  The Market Price per share of Common Stock on any date shall be deemed to be the average of the daily closing prices for the 10 consecutive trading days commencing 12 trading days before the day in question.

Common Stock

The Company has authorized 99,000,000 shares of common stock $.00015 par value per share (the “Common Stock”).  As of June 30, 2009, the Company has 13,009,086 shares of Common Stock issued and outstanding.  The Company’s shares of Common Stock are traded on the Over the Counter Bulletin Board (“OTCBB”) electronic quotation system, the trading symbol is HBDY.

On May 8, 2009 the Company entered into an agreement with the members of Garden Rise Investments LTD LLC for the termination of a Royalty Agreement dated August 31, 2006 in exchange for our issuance to them of 250,000 shares of our common stock.  We also agreed to an anti-dilution provision whereby we will issue them additional shares in the event we convert any of our existing debt to shares of common stock or issue shares of common stock to our president at any time prior to September 30, 2009 such that their aggregate number of shares will be no less than 2.2% of the total issued and outstanding shares of our common stock.  The accompanying financial statements include $6,250 of repurchase expense for the three months and six months ending June 30, 2009 related to the repurchase of the royalty agreement.

Common Stock Reserved For Future Issuance

The Company has reserved 7,541,934 shares of common stock for future issuance pursuant to the terms of our outstanding convertible promissory notes, shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Class A Warrants, Class B Warrants and selling agent warrants as of the date of this report as follows:

		Exercise or
	Shares	Conversion
	Reserved (1)	Amount

Convertible Unsecured Promissory Notes	258,517	$51,704
Convertible Secured Promissory Notes	1,450,645	107,469
Convertible Series A Preferred Stock	2,666,640	300,000
Convertible Series B Preferred Stock	2,000,000	10,000
Class A Warrants	2,666,640	599,994
Class B Warrants	8,000	10,000
Selling Agent Warrant	499,492	134,863

Total shares of common stock reserved for future issuance	9,549,934	$1,214,030

(1)	All share numbers are stated in pre-reverse split equivalent common shares.

Class A Warrants

The Company has 600,000 Class A Warrants issued and outstanding as of the date of this report.  The Class A Warrant Agreement provides for the issuance of up to 6,600,000 Class A Warrants for the purchase of up to 6,600,000 shares of Common Stock at an exercise price of $1.00 per share.  The Class A Warrants (a) may be exercised at any time before expiration or redemption, (b) may be called for redemption at a redemption price of $0.01 per warrant and (c) expire on December 31, 2012. The Company may call the Class A Warrants at any time after the Common Stock has traded above $1.50 for 10 consecutive trading days.

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

Class B Warrants

Each Class B Warrant (the “Warrant”) entitles the holder during the exercise period to purchase one (1) share of Common Stock at the Exercise Price of $25.00 per share on the basis of the post-reverse split shares of Common Stock.  The Warrants may be exercised at any time prior to the Expiration Date of June 30, 2014.  Thereafter, the holders of the Warrants will have no further rights to exercise such Warrants.  At any time the Company may call the Warrants for redemption prior to the Warrant Expiration Date, at a redemption price of one cent ($0.01) per Warrant (the “Redemption Price”).  As of June 30, 2009 there are 400 Class B Warrants issued and outstanding.

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

2007 Consultant’s Stock Plan

The 2007 Consultant’s Stock Plan provides for the issuance of up to 1,000,000 shares of Company’s $0.00015 shares of Common Stock at a price to be no less than the fair value of the Company’s shares of common stock on the date of grant.  On August 21, 2007 the Company filed SEC Form S-8 in registration of shares to be issued pursuant to this plan.  As of the date of this report all shares have been issued and there are no shares unissued and there are no options granted or outstanding.

Summary of Warrants and Options Outstanding

A summary of the status of warrants and options granted at June 30, 2009 and December 31, 2008 and changes during the periods then ended is presented below:

	For the Six Months		For the Twelve Months
	Ended June 30, 2009		Ended December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,166,132	$0.232	-	$-
Granted	8,000	0.125	3,516,132	0.239
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	350,000	0.300
Outstanding at end of period	3,174,132	$0.229	3,166,132	$0.232

Weighted average fair value of warrants granted during the period	3,174,132	$0.229	3,166,132	$0.232

(1)	All share numbers are stated in pre-reverse split equivalent common shares.

A summary of the status of the warrants outstanding at June 30, 2009 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
0.225	2,666,640	3.75	0.225	2,666,640	0.225
0.270	499,492	3.80	0.270	499,492	0.270
0.125	8,000	5.00	0.125	8,000	0.125

(1)	All share numbers are stated in pre-reverse split equivalent common shares.

Preferred Stock

The Company has 340,000 shares of $0.0001 par value shares of undesignated preferred stock authorized with no shares issued and outstanding.  This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors.

Series A 8% Convertible Preferred Stock

The Company has 660,000 shares of its preferred stock designated as “Series A 8% Convertible Preferred Stock.” Each share of Series A Preferred Stock (a) has a stated value of $5.00 per share (“Stated Value”), (b) is non-voting, (c) includes a dividend of 8% per annum paid annually, (d) may be redeemed at any time for an amount equal to the Stated Value plus all accumulated and unpaid dividends, (e) may be converted into 10 shares of $0.00015 par value common stock, and has a (f) liquidation preference of $5.00 per share plus all declared accumulated and unpaid dividends.  There are 60,000 shares of Series A 8% Convertible Preferred Stock issued and outstanding as of June 30, 2009 and December 31, 2008.  No dividends have been declared or paid as of June 30, 2009.

Note 12 – Material Subsequent Events and Contingencies

The Company has evaluated subsequent events through the time August 13, 2009. Form 10Q was filed with the Securities and Exchange Commission on August 13, 2009, which is the date the condensed consolidated financial statements were issued.  No events have occurred subsequent to August 13, 2009, that require disclosure or recognition in these financial statements.

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

Net Loss

The company had a net loss of $67,687 for the three months ended June 30, 2009 compared to a net loss of $403,686 for the same period in 2008. The 2009 loss was due primarily to expenditures for salaries, consulting and professional fee expenses associated with the Company’s high performance motorcycle manufacturing subsidiary Delaware American Motors LLC.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities, the use of short and long-term debt and credit from our vendors, shareholders and executive officers.  As of June 30, 2009, we had $5,477 of cash on hand, $89,830 in inventory, and $565,886 in current liabilities of which $132,381 is accrued and unpaid wages.

Net cash used by operating activities for the six months ended June 30, 2009 was $174,029 which was primarily the result of the net loss of $147,257.  This compared to net cash used by operating activities of $306,818 with a net loss of $600,393 for the six months ended June 30, 2008.   We have met our operating expenses and current public reporting obligations principally from credit provided by our vendors.  Further vendor credit may not be available to us in the future.

We will require additional cash resources of approximately $600,000 to meet our operating needs for the next twelve months plus an additional approximately $37,000 to pay our short term promissory notes which are due in default with approximately $55,000 to pay our long term promissory notes which are due in 2010 (if not otherwise extended or converted to shares of common stock) and $511,027 to pay our current obligations.

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

The price of our common stock has declined from $0.95 on May 13, 2008, the date we acquired DAM to $0.03 on June 30, 2009.  This decline has had an adverse impact on our ability to raise additional cash from the sale of our equity securities.  In addition, the holders of our derivative securities have the right to convert or purchase up to 7,541,934 shares of our common stock at prices ranging from seven cents ($0.07) to twenty-seven cents ($0.27).  These rights have the effect of further depressing the price of our equity securities and restricting our ability to raise additional financing.

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

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On May 8, 2009 the Company entered into an agreement with the members of Garden Rise Investments LTD LLC for the termination of a Royalty Agreement dated August 31, 2006 in exchange for our issuance to them of 250,000 shares of our common stock.  This issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The securities issued are deemed restricted securities for the purposes of the Securities Act.

On May 30, 2009 the Company agreed to issue 1,433,039 shares of common stock to a note holder in full conversion of a secured promissory in the principal amount of $100,000 originally issued on December 17, 2008.  This issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The securities issued are deemed restricted securities for the purposes of the Securities Act.

The Company closed on the sale of $10,000 of investment units (the “Units”).  The Units were sold for $10,000 and included 20 shares of Series B Convertible Preferred Stock, 400 shares of Common Stock and 400 Class B Warrants.  This issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The securities issued are deemed restricted securities for the purposes of the Securities Act.

Limitations on the Payments of Dividends

The holders of Series A and Series B Preferred Stock shall be entitled to receive dividends at a rate of eight percent (8%) per annum of the Original Issue Price which shall be prior and in preference to any declaration or payment of any dividend (payable other than in shares of Common Stock) or other distribution on the Common Stock of the Corporation. The dividends on the Series A Preferred Stock shall accrue from the date of issuance of each share and shall be payable annually on December 31 of each year (each a "Dividend Date") commencing on December 31, 2008, except that if any such date is a Saturday, Sunday or legal holiday (a "Non-Business Day") then such dividend shall be payable on the next day that is not a Non-Business Day on which banks in the State of Nevada are permitted to be closed (a "Business Day") to holders of record as they appear on the stock books of the Corporation on the applicable record date, which shall be not more than 60 nor less than 10 days preceding the payment date for such dividends, as fixed by the Board of Directors (the "Record Date"). The dividends on the Series A Preferred Stock shall be payable only when, as and if declared by the Board of Directors out of funds legally available therefore, or in shares of the Company’s Common Stock at a value equal to the greater of (i) the average closing bid price for the 20 trading days immediately preceding the date the dividend is declared or (ii) twenty-five cents ($0.25).  Any dividends on the Series A Preferred Stock which have accrued but have not been paid, shall be accumulated and shall be payable only when, as and if declared by the Board of Directors as provided in the preceding sentence.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit No.	Exhibit
3.0*	Certification of Designation for the Series B 8% Convertible Preferred Stock
4.9.1*	Form of Series B Preferred Stock Unit Purchase Agreement
4.9.2*	Form of Series B 8% Convertible Preferred Stock Sample Share Certificate
4.9.3*	Form of Class B Warrant Agreement
10.1.1	Agreement for Conversion of Promissory Note by and between the Company and David Lee dated May 30, 2009. (1)
10.1.2	Termination and Release Agreement by and between the Company and Garden Rise Investments LTD LLC dated May 8, 2009 (2)
31*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial & Accounting Officer
32 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Accounting Officer

* Filed herewith.
(1) – Filed with SEC Form 8-K on June 5, 2009.
(2) – Filed with SEC Form 8-K on May 14, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hybrid Dynamics Corporation

Date:	August 12, 2009	/s/ MARK S. KLEIN
Mark S. Klein, President
Principal Executive Officer and Principal Accounting Officer