Form 10-Q
period 2009-09-30
DAM HOLDINGS INC
filed 2009-11-18
CIK 1253557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-50370

DAM HOLDINGS, INC.
(Exact name of small business issuer in its charter)

Nevada	33-1041835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

52-66 Iowa Avenue, Paterson, NJ 07503
(Address of principal executive offices)

(973) 279-3261
(Issuer's telephone number)

HYBRID DYNAMICS CORPORATION
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

68,794 shares outstanding as of September 30, 2009.

DAM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

DAM HOLDINGS, INC.
And Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,795	$65,954
Accounts Receivable	869	244
Prepaid Expenses	9,295	2,250
Inventory	89,051	85,749
Total Current Assets	101,010	154,197

Equipment	36,608	69,415
Less: Accumulated Depreciation	(20,572)	(32,519)
Total Equipment	16,036	36,896

Total Assets	$117,046	$191,093

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$275,069	$331,009
Accrued Payroll Taxes Payable	61,448	42,575
Accrued Wages & Accounts Payable Officers	160,621	71,618
Promissory Notes Payable	186,505	185,511
Current Portion of Long Term Notes Payable	-	17,136
Customer deposit	9,800	-
Total Current Liabilities	693,443	647,849

Long Term Notes Payable	-	57,570

Total Liabilities	693,443	705,419

Stockholders' Deficit
Preferred Stock - $0.0001 par value, 900,000 shares
authorized no shares issued and outstanding	$-	$-
Series A Preferred Stock - $5 stated value, 660,000 shares
authorized 60,000 shares issued and outstanding	300,000	300,000
Series B Preferred Stock - $5 stated value, 660,000 shares
authorized 60,000 shares issued and outstanding	15,000	-
Common Stock - $.00015 par value, 99,000,000 shares authorized
68,794 shares and 56,628 shares issued and outstanding respectively	10	8
Additional Paid-In Capital	1,642,241	1,474,310
Accumulated Deficit	(2,533,648)	(2,288,644)

Total Stockholders' Deficit	(576,397)	(514,326)

Total Liabilities and Stockholders' Deficit	$117,046	$191,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DAM HOLDINGS, INC.
And Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Month Period		For the Nine Month Period
	Ending September 30,		Ending September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$17,179	$10,392	$47,443	$14,865
Cost of Goods Sold	8,963	1,289	25,389	8,260

Gross Profit	8,216	9,103	22,054	6,605

Operating Expenses
General and Administrative	151,233	128,591	227,349	541,962
Stock based compensation	13,400	82,167	13,400	259,500
Depreciation and amortization	8,250	3,607	11,564	6,621

Total Operating Expenses	172,883	214,365	252,313	808,083

Other Expenses
Gain on Sale of Equipment	-	-	-	309
Interest expense	(10,650)	(3,262)	(14,745)	(7,748)
Total Other Expenses	(10,650)	(3,262)	(14,745)	(7,439)

Net (Loss)	$(175,317)	$(208,524)	$(245,004)	$(808,917)

Net (Loss) Per Common Share	$(3.29)	$(14.02)	$(4.60)	$(54.37)

Weighted average shares outstanding	53,302	14,878	53,302	14,878

The accompanying notes are an integral part of these unaudited consolidated financial statements

DAM HOLDINGS, INC.
And Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Month Period
	Ending September 30
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net (Loss)	$(245,004)	$(808,917)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	20,860	6,621
Stock based compensation expenses	13,400	67,000
Incentive stock options	-	110,333
Officer compensation contributed to capital	50,882	-
Non-Cash expenses	-	667
(Gain) on sale of asset	-	(309)
Changes in assets and liabilities:
Accounts receivable	(625)	-
Allowance for doubtful accounts	-	-
Prepaid expenses	(7,045)	-
Inventory	(3,302)	(22,816)
Accounts payable vendors	(129,652)	39,201
Accrued payroll taxes	18,873	-
Deposit on Motorcycle Sales	9,800	-
Notes payable	-	58,310
Accrued wages	89,003	141,897

Net Cash Used in Operating Activities	(182,810)	(408,013)

Cash Flows Used in Investing Activities:
Proceeds from sale of assets	-	4,000
Proceeds from subsidiary acquisition	-	151,178
Purchase of fixed assets	-	(5,000)

Cash Flows Used in Investing Activities	-	150,178

Cash Flows From Financing Activities:
Sale of securities for cash, net	15,100	231,959
Payment on notes payable	-	(1,165)
Payment of officer advances	-	(17,159)
Conversion of notes payable	103,551	-
Loans from shareholders and investors	-	50,000

Net Cash From Financing Activities	118,651	263,635

Net (Decrease) Increase in Cash	$(64,159)	$5,800
Cash at Beginning of Period	65,954	4
Cash at End of Period	$1,795	$5,804

The accompanying notes are an integral part of these unaudited consolidated financial statements

	Nine Months Ended September 30,
Supplemental disclosure of cash flow information	2009	2008
Cash paid for:
Interest	$4,222	$683
Taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities;
Officers compensation contributed to capital	$50,882	$-
Shares isssued for payment of indebtedness	$103,551	$53,811
Shares issued for services	$13,400	$67,000
Warrants issued for services	$-	$20,025
Shares issued for acquisition of subsidiary	$-	$140,166
Incentive stock options issued for services	$-	$110,333

The accompanying notes are an integral part of these unaudited consolidated financial statements

DAM HOLDINGS, INC.
And Subsidiaries
Condensed Consolidated Statements of Stockholders Deficit
(Unaudited)

	Preferred Stock		Class A Preferred		Class B Preferred		Common Stock		Additional	Accumulated	Total
	Number of		Number of		Number of		Number of		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2007 (Audited)	-	$-	-	$-	-	$-	5,187,285	$778	$1,092,338	$(1,536,496)	$(443,380)

Shares issued for services							200,000	30	66,970		67,000
Shares issued on conversion of note							358,722	54	53,757		53,811
Shares issued for cash:
Shares of Series A preferred stock			60,000	300,000							300,000
Series A preferred stock discount									(283,439)		(283,439)
Shares of common stock							150,000	23	26,858		26,880
Class A warrants									106,800		106,800
Selling agent warrants									20,025		20,025
Shares issued for acquisition							4,500,000	675	139,491		140,166
Share Based Compensation									82,167		82,167
Incentive stock options granted									110,333		110,333
Shares received on settlement agreement							(2,109,873)	(316)	(84,079)		(84,395)
Shares issued for executive services							2,109,873	316	84,079		84,395
Shares issued in payment of indebtedness							200,000	30	43,778		43,808
Shares issued as bonus interest on notes							105,000	16	8,234		8,250
Shares issued for late registration penalty							108,000	16	5,384		5,400
Shares issued for anti-dilution agreement							516,640	77	(77)		0
Net loss										(752,148)	(752,148)

Balance, December 31, 2008 (Audited)	-	$-	60,000	$300,000	-	$-	11,325,647	$1,699	$1,472,619	$(2,288,644)	$(514,326)

Officer's compensation contributed to capital									50,882		50,882
Shares issued in repayment of debt							1,433,039	215	103,336		103,551
Shares issued for repurchase of royalty agreement							250,000
Shares issued for services							670,000	101	13,299		13,400
Reverse stock split 200:1							(13,610,292)	(2,005)	2,005
Issuance of Series B Preferred Stock					30	15,000					15,000
Issuance of shares for cash							400	0	100		100
Net loss										(245,004)	(245,004)

Balance, Sept 30, 2009 (Unaudited)	-	$-	60,000	$300,000	30	$15,000	68,794	$10	$1,642,241	$(2,533,648)	$(576,397)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to the Condensed Consolidated Financial Statements
For the Nine Months ended September 30, 2009
(Unaudited)

Note 1 - Unaudited Financial Information

The unaudited financial information included for the nine-month interim periods ended September 30, 2009 and 2008 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented. The results of operations for the nine-month period ended September 30, 2009 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2009.

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

On May 15, 2009 the shareholders of the Company approved a change in our name to DAM Holdings, Inc. and a reverse stock split of our shares of common stock of 200 old shares of common stock for 1 new share of $.00015 par value common stock (the “Common Stock”).  The effective date of the reverse split was September 14, 2009.  The Company’s shares of common stock are traded on the OTCBB under the new trading symbol DAMH.  Unless otherwise stated all per share amounts of Common Stock presented in this report are presented on a post-split basis.

Note 3 – Going Concern

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company incurred a net loss of $245,004 and $808,917 for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively, and as of September 30, 2009 the Company has an accumulated deficit of $2,533,648 and a working capital deficit of $592,433.

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

Note 4 – Acquisition

On May 13, 2008 the Company issued 4,500,000 shares of Common Stock as the sole consideration paid in exchange for 100% of the issued shares of common stock of DAM and its wholly-owned subsidiary DAM LLC.

Note 5 - Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”).  Inventory is stated at cost and reserves are recorded to state the inventory at net realizable value.  Inventory at September 30, 2009 consist of the following:

September 30, 2009

Motorcycles prototypes	$82,814
Parts and supplies	24,135
Valuation allowance	(17,898)
$89,051

Note 6 – Property, Plant and Equipment

Property, plant and equipment at September 30, 2009 consist of the following:

September 30, 2009

Machinery, office furniture and equipment	$36,608
Accumulated depreciation	(20,572)
$16,036

Depreciation expense was $11,564 and 6,621 for the nine months ended September 30, 2009 and 2008, respectively.

Note 7 – Accounts Payable

The Company had outstanding accounts payable of $275,069 and $331,009 as of September 30, 2009 and December 31, 2008, respectively.  Accounts payable also include amounts owed on credit cards used for the payment of goods and services with annual interest rates from 7.99% to 17.99%.

Note 8 – Accrued Wages

The Company has a Key Employee Agreement with its President.  The terms of the agreement provides that the executive is employed on an “at will” basis at an annual rate of compensation of $96,000, having an initial term of two years.  The agreement also provides that any intellectual property originated by the executive during his term of the agreement shall be the property of the Company.  The accompanying financial statements include an aggregate of $166,755 and $224,249 of executive officer compensation expense for the nine months ending September 30, 2009 and 2008 respectively.

The Company’s financial resources are not sufficient to permit the payment of employee compensation on a current basis and the Company has accrued unpaid compensation owing to its sole executive officer, its previous chief executive offer and one administrative employee.  The Company’s aggregate accrued and unpaid wages is $160,621 and $71,618 as of September 30, 2009 and December 31, 2008, respectively.

Note 9 –Notes Payable

The Company had outstanding commercial notes payable of $14,079 as of September 30, 2009.  Commercial notes payable consist of a Line of Credit Loan from a bank with a maximum loan amount of $15,000 and payable interest only monthly at a variable annual rate, the annual rate at September, 2009 was 5.5%; and The Company’s president (the former sole owner and founder of DAMLLC) is personally obligated on the Term Loan and the Line of Credit Loan loans.

Pukka, the Company’s wholly-owned subsidiary has an unsecured promissory note payable to a shareholder in the principal amount of $20,000.  The note bears interest at the rate of 20% per annum and was due on June 30, 2008.  Pukka is in default on the payment of this note.  The accompanying financial statements include $4,662 and $683 of interest expense for the nine months ended September 30, 2009 and 2008, respectively and the total current liability due as of September 30, 2009 is $33,837.

Secured Convertible Promissory Notes

The Company has a $5,000 10% Convertible Secured Promissory Note (the “10% Secured Note”).  The 10% Secured Note was due on May 12, 2009 and bears an annual rate of interest of ten percent (10%).  The 10% Secured Note is secured by assignment of a motorcycle engine.  The 10% Secured Note may be converted by the holder into shares of the Company’s common stock at a price equal to seventy-five percent (75%) of the market price of the Company’s shares on the date of conversion limited to not more than 300,000 shares. The Company also paid 25 shares of common stock as bonus interest at a fair value of $250.  At the date of issuance, the Company determined that the fair value of the beneficial conversion feature in respect of this 10% Secured Note on the date the note was issued to be equal to $4,054 using the Black-Scholes model which amount has been recorded as a debt discount and is being amortized over the term of the note.  The accompanying financial statements include $371 of interest expense and $4,054 of additional interest in respect of the beneficial conversion feature for the nine months ending September 30, 2009 with a total balance due as of September 30, 2009 of $5,437.

On May 30, 2009 the Company issued 1,433,039 shares of common stock to a note holder in full conversion of a secured promissory in the principal amount of $100,000 originally issued on December 17, 2008.  The Company also agreed to issue to the note holder additional shares of common stock in an amount such that shareholder will own no less than an amount of shares equal to 11.29% of the issued and outstanding common stock of the stock upon the issuance of additional shares, if any, in respect of the conversion of other existing debt or shares that may be issued to the Corporations President at any time prior to November 30, 2009.  The accompanying financial statements include zero ($0) and $3,265 of interest expense for the three months and nine months ending September 30, 2009 respectively.

Unsecured Convertible Promissory Notes

The Company has four (4) unsecured 6% Convertible Promissory Notes payable in the aggregate amount of $50,000 (the “Convertible Notes”).  The Convertible Notes bear interest at the rate of 6% per annum and are due on dates ranging from August 8, 2010 through September 8, 2010.  The Convertible Notes may be converted into shares of the Company’s common stock at the election of the holder at any time prior to the maturity date at the rate of thirty dollars ($30.00) per share.  Interest may, at the election of the Company, be paid in shares of the Company’s common stock at the rate of one hundred ($100.00) per share.  The accompanying financial statements include $3,182 of interest expense for the nine months ending September 30, 2009 with a total balance due on September 30, 2009 of $53,182.

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

Note 10 – Commitments and Contingencies

Facilities Lease

The Company rents 8,300 sq. ft. of office, garage and storage space in a single facility located in Paterson, New Jersey.  The lease is for an initial term of 60 months from April, 2006 at $2,500 per month and includes 2 five year renewal terms at an increase in monthly payments to $3,100 per month and $3,600 per month, respectively. The accompanying financial statements include rent expense of $12,500 for the nine months ended September 30, 2009.

The following table summarizes the future annual rentals for all periods including renewal periods:

Amount

Annual Rent for the period October to December, 2009	$7,500
Annual Rent for the year 2010	30,000
Annual Rent for the year 2011	7,500
Annual Rent for the year 2012	-
Thereafter	-
Total Aggregate Rent	$45,000

Note 11 – Capital Stock

Reverse Stock Split

On May 15, 2009 the shareholders of the Company approved a reverse stock split of 200 old shares of Common Stock for 1 new share of $.00015 par value Common Stock.  The effective date of the split was September 14, 2009.  The Company’s shares of common stock are traded on the OTCBB under the symbol DAMH.  Unless otherwise stated all per share amounts of Common Stock presented in this report are presented on a post-split basis.

Private Placement Unit Offering

The Company closed on the sale of $15,000 of Series B Convertible Preferred Stock investment units (the “Units”).  The Units were sold for an aggregate selling price of $15,000 and included 20 shares of Series B Convertible Preferred Stock, 400 shares of Common Stock on a post-reverse split basis and 400 Class B Warrants entitling the holders to purchase 400 shares of Common Stock on a post-split basis.  This issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The securities issued are deemed restricted securities for the purposes of the Securities Act. The Company received a total of $15,100.  The sold Units are part of Unit offering of up to 1,500 shares of Series B Convertible Preferred Stock, 30,000 shares of Common Stock on a post-reverse split basis and 30,000 Class B Warrants entitling the holders to purchase 30,000 shares of Common Stock on a post-split basis.

Preferred Stock

The Company has 338,000 shares of $0.0001 par value shares of preferred stock authorized with no shares issued and outstanding.  This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors.

Series A 8% Convertible Preferred Stock

The Company has 660,000 shares of “Series A 8% Convertible Preferred Stock” authorized with 60,000 shares issued and outstanding as of the date of this report having an aggregate stated value of $300,000.  Each share of Series A Preferred Stock (a) has a stated value of $5.00 per share (“Stated Value”), (b) is non-voting, (c) includes a dividend of 8% per annum paid annually, (d) may be redeemed at any time for an amount equal to the Stated Value plus all accumulated and unpaid dividends, (e) may be converted into 10 shares of $0.00015 par value common stock, and has a (f) liquidation preference of $5.00 per share plus all accumulated and unpaid dividends.

The terms of these shares have been adjusted pursuant to an Anti-Dilution Agreement with the purchasers such that the purchasers may now convert their shares of Series A Preferred Stock into 13,300 shares of the Company’s common stock at an exercise conversion ratio of one (1) share of Preferred Stock to 0.22 shares of Common Stock.  This adjustment does not affect the terms of the remaining authorized but un-issued shares of Series A Preferred Stock.

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

Common Stock

The Company has authorized 99,000,000 shares of common stock $.00015 par value per share (the “Common Stock”).  As of September 30, 2009, the Company has 68,794 shares of Common Stock issued and outstanding.  The Company’s shares of Common Stock are traded on the Over the Counter Bulletin Board (“OTCBB”) electronic quotation system, the trading symbol is DAMH.

On May 8, 2009 the Company entered into an agreement with the members of Garden Rise Investments LTD LLC for the termination of a Royalty Agreement dated August 31, 2006 in exchange for our issuance to them of 1,250 shares of our common stock.  We also agreed to an anti-dilution provision whereby we will issue them additional shares in the event we convert any of our existing debt to shares of common stock or issue shares of common stock to our president at any time prior to September 30, 2009 such that their aggregate number of shares will be no less than 2.2% of the total issued and outstanding shares of our common stock.  The accompanying financial statements include $6,250 of repurchase expense for the nine months ending September 30, 2009 related to the repurchase of the royalty agreement.

Common Stock Reserved For Future Issuance

The Company has reserved 31,322 shares of Common Stock (as adjusted for the 200:1 reverse stock split) for future issuance pursuant to the terms of our outstanding convertible promissory notes, shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Class A Warrants, Class B Warrants and selling agent warrants as of the date of this report as follows:

		Exercise or
	Shares	Conversion
	Reserved	Amount
Convertible Unsecured Promissory Notes	1,293	$51,704
Convertible Secured Promissory Notes	865	107,469
Convertible Series A Preferred Stock	13,333	300,000
Class A Warrants	13,333	599,994
Selling Agent Warrant	2,497	134,863
Total shares of common stock reserved for future issuance	31,322	$1,194,030

Class A Warrants

The Company has 600,000 Class A Warrants issued and outstanding as of the date of this report.  The Class A Warrant Agreement provides for the issuance of up to 6,600,000 Class A Warrants for the purchase of up to 33,000 shares of Common Stock at an exercise price of $200.00 per share.  The Class A Warrants (a) may be exercised at any time before expiration or redemption, (b) may be called for redemption at a redemption price of $0.01 per warrant and (c) expire on December 31, 2012. The Company may call the Class A Warrants at any time after the Common Stock has traded above $1.50 for 10 consecutive trading days.

The terms of these Warrants have been adjusted pursuant to the Anti-Dilution Agreement with the purchasers such that the purchasers may purchase 13,333 shares of the Company’s common stock at an exercise price of $45.00 per share at any time prior to December 31, 2012 the date of expiration of the Class A Warrants.  This adjustment does not affect the terms of the remaining authorized but unissued Class A Warrants.

Class B Warrants

Each Class B Warrant (the “Warrant”) entitles the holder during the exercise period to purchase one (1) share of Common Stock at the Exercise Price of $25.00 per share on the basis of the post-reverse split shares of Common Stock.  The Warrants may be exercised at any time prior to the Expiration Date of June 30, 2014.  Thereafter, the holders of the Warrants will have no further rights to exercise such Warrants.  At any time the Company may call the Warrants for redemption prior to the Warrant Expiration Date, at a redemption price of one cent ($0.01) per Warrant (the “Redemption Price”).  As of September 30, 2009 there are 400 Class B Warrants issued and outstanding.

Selling Agent Warrants

The Company granted a selling agent rights to purchase 2,497 shares of the Company’s common stock at an exercise price of fifty-four dollars ($54.00) cents per share at anytime prior to the date of expiration of January 31, 2013.

2006 Qualified Incentive Stock Option Plan

The 2006 Qualified Incentive Stock Option Plan (the “Qualified Plan”) provides for the issuance of options for the purchase of up to 5,000 shares of the Company’s restricted $0.00015 shares of Common Stock at a price to be no less than the fair value of the Company’s shares of common stock on the date of grant.  Awards under the Plan may only be made to employees of the Company and the Qualified Plan provides for termination of the options granted upon the termination of employment.  The Qualified Plan stock options and the common stock which may be issued pursuant to the Plan are not registered securities, and the Company has no obligation to register such securities.  As of the date of this report there are no options granted under this Qualified Plan.

2007 Consultant’s Stock Plan

The 2007 Consultant’s Stock Plan provides for the issuance of up to 5,000 shares of Company’s $0.00015 shares of Common Stock at a price to be no less than the fair value of the Company’s shares of common stock on the date of grant.  On August 21, 2007 the Company filed SEC Form S-8 in registration of shares to be issued pursuant to this plan.  As of the date of this report all shares have been issued and there are no shares unissued and there are no options granted or outstanding.

Summary of Warrants and Options Outstanding

A summary of the status of warrants and options granted at September 30, 2009 and December 31, 2008 and changes during the periods then ended is presented below:

	For the Nine Months		For the Twelve Months
	Ended September 30, 2009		Ended December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	15,831	$46.40	-	$-
Granted	-	-	17,581	47.80
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	1,750	60.00
Outstanding at end of period	15,831	$46.40	15,831	$47.80

Weighted average fair value of warrants granted during the period	15,831	$46.40	15,831	$47.80

A summary of the status of the warrants outstanding at September 30, 2009 is presented below:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
45.00	13,333	3.6	45.00	13,333	45.00
54.00	2,497	3.5	54.00	2,497	54.00

Preferred Stock

The Company has 340,000 shares of $0.0001 par value shares of undesignated preferred stock authorized with no shares issued and outstanding.  This stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors.

Series A 8% Convertible Preferred Stock

The Company has 660,000 shares of its preferred stock designated as “Series A 8% Convertible Preferred Stock.” Each share of Series A Preferred Stock (a) has a stated value of $5.00 per share (“Stated Value”), (b) is non-voting, (c) includes a dividend of 8% per annum paid annually, (d) may be redeemed at any time for an amount equal to the Stated Value plus all accumulated and unpaid dividends, (e) may be converted into 10 shares of $0.00015 par value common stock, and has a (f) liquidation preference of $5.00 per share plus all declared accumulated and unpaid dividends.  There are 60,000 shares of Series A 8% Convertible Preferred Stock issued and outstanding as of September 30, 2009 and December 31, 2008.  No dividends have been declared or paid as of September 30, 2009.

Note 12 – Material Subsequent Events and Contingencies

The Company has evaluated subsequent events through the time November 17, 2009, 2009. Form 10Q was filed with the Securities and Exchange Commission on November 17, 2009, which is the date the condensed consolidated financial statements were issued.  No events have occurred subsequent to November 17, 2009, that requires disclosure or recognition in these financial statements.

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

Net Loss

The company had a net loss of $175,317 for the three months ended September 30, 2009 compared to a net loss of $208,524 for the same period in 2008. The 2009 loss was due primarily to the accrual for salaries expenses, rent and operating expenses associated with the Company’s high performance motorcycle manufacturing subsidiary Delaware American Motors LLC.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities, the use of short and long-term debt and credit from our vendors, shareholders and executive officers.  As of September 30, 2009, we had $1,795 of cash on hand, $89,051 in inventory, and $693,443 in current liabilities of which $160,621 is accrued and unpaid wages.

Net cash used by operating activities for the nine months ended September 30, 2009 was $182,810 which was primarily the result of the net loss of $245,004.  This compared to net cash used by operating activities of $408,013 with a net loss of $808,917 for the nine months ended September 30, 2008.   We have met our operating expenses and current public reporting obligations principally from credit provided by our vendors.  Further vendor credit may not be available to us in the future.

We will require additional cash resources of $600,000 to meet our operating needs for the next twelve months plus an additional $186,000 to pay our current liabilities and short term convertible promissory notes which are due in May and June (if not otherwise extended or converted to shares of common stock) and $336,000 to pay our current accounts payable.

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

The price of our post-split common stock has declined from $190.00 on May 13, 2008, the date we acquired DAM to $0.16 on November 9, 2009.  This decline has had an adverse impact on our ability to raise additional cash from the sale of our equity securities.  In addition, the holders of our derivative securities have the right to convert or purchase up to 15,831 shares of our common stock at prices ranging from forty-five dollars ($45.00) to fifty-four dollars ($54.00).  These rights may have the effect of further depressing the price of our equity securities and restricting our ability to raise additional financing.

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

None during the three months ended September 30, 2009.

Limitations on the Payments of Dividends

The holders of Series A Preferred Stock shall be entitled to receive dividends at a rate of eight percent (8%) per annum of the Original Issue Price which shall be prior and in preference to any declaration or payment of any dividend (payable other than in shares of Common Stock) or other distribution on the Common Stock of the Corporation. The dividends on the Series A Preferred Stock shall accrue from the date of issuance of each share and shall be payable annually on December 31 of each year (each a "Dividend Date") commencing on December 31, 2008, except that if any such date is a Saturday, Sunday or legal holiday (a "Non-Business Day") then such dividend shall be payable on the next day that is not a Non-Business Day on which banks in the State of Nevada are permitted to be closed (a "Business Day") to holders of record as they appear on the stock books of the Corporation on the applicable record date, which shall be not more than 60 nor less than 10 days preceding the payment date for such dividends, as fixed by the Board of Directors (the "Record Date"). The dividends on the Series A Preferred Stock shall be payable only when, as and if declared by the Board of Directors out of funds legally available therefore, or in shares of the Company’s Common Stock at a value equal to the greater of (i) the average closing bid price for the 20 trading days immediately preceding the date the dividend is declared or (ii) forty dollars ($40.00).  Any dividends on the Series A Preferred Stock which have accrued but have not been paid, shall be accumulated and shall be payable only when, as and if declared by the Board of Directors as provided in the preceding sentence.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None during the three months ending September 30, 2009.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit No.	Exhibit

4.2*	Articles of Incorporation Amendment Number 5 filed with the Secretary of the State of Nevada on September 9, 2009.

10.10**	Termination and Release Agreement dated May 8, 2009 by and between Hybrid Dynamics Corporation and Garden Rise Investments LTD LLC and the members thereof.

31*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial & Accounting Officer

32 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Accounting Officer

* Filed herewith.
**Filed with Form 10Q for the period ending June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAM Holdings, Inc.

Date:	November 18, 2009	/s/ MARK S. KLEIN
Mark S. Klein, President
Principal Executive Officer and Principal Accounting Officer