Form 10-K
period 2009-12-31
DAM HOLDINGS INC
filed 2010-04-15
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50370

DAM HOLDINGS, INC.
(Name of Small Business Issuer in its charter)

State of Nevada	33-1041835
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

52-66 Iowa Avenue, Paterson, NJ	07503
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number      (973) 279-3261

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

Yes ☒    No  ☐

State Issuer’s revenues for its most recent fiscal year:  $49,188

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2009: $82,988.

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

As of December 31, 2009 there were 1,291,939 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one):   Yes ☐     No ☒

DAM HOLDINGS, INC.

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

We have used the words "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "will," "plan," "predict," "project" and similar terms and phrases, including references to assumptions, in this annual report on Form 10-K and our incorporated documents to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

        ●  general economic and industry conditions;
        ●  our history of losses, deficits and negative operating cash flows;
        ●  our limited operating history;
        ●  industry competition;
        ●  environmental and government regulation;
        ●  protection and defense of our intellectual property rights;
        ●  reliance on, and the ability to attract, key personnel;

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

In this annual report on Form 10-K the terms "DAMH,” "Company," "we," "us" and "our" refer to DAM Holdings, Inc. and its subsidiaries.

Item 1.       Description of Business

General

DAM Holdings, Inc. (“DAMH”), was incorporated on July 22, 1999 in the State of Nevada and is a non-operating holding company.  Our principal operating subsidiary is Delaware American Motors LLC (“DAM”) which we acquired on May 13, 2008 in a stock for stock exchange.  DAM is a builder of high performance over the road motorcycles.

Our Motorcycle Business

DAM was founded by our President Mark Klein on August 12, 2002 to be an uncompromising motorcycle design and craft enterprise.  DAM has designed and built two Tech Twin American 13C motorcycles as the first models in a series of high performance motorcycle products known as Delaware and Pennsylvania.  These motorcycles were completed in 2008 and the Pennsylvania debuted at the 2008 Sturgis AMD World Championship competition where it won the first place award in the Production Manufacture class.  We expect our motorcycles to be sold in the United States.  Our manufacturing operation is based in Paterson, New Jersey consisting primarily of motorcycle assembly and our repair and maintenance facility.  For more information on Delaware American Motors, please visit www.dammotorcycles.com.

The Delaware American Motors
2008 Sturgis AMD World Championship trophy winner the “Pennsylvania”

The Delaware American Motors
The Colony series “Delaware” model.

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

DAM Acquisition

On May 13, 2008 we issued 22,500 shares of Common Stock as the sole consideration paid in exchange for 100% of the issued shares of the common stock of Delaware American Motors, Inc. (“DAM INC”) a Nevada corporation, the sole owner of DAM.  The acquisition has been accounted for as a purchase transaction for an aggregate value of $140,166 and the accompanying financial statements include the accounts of DAM INC and DAM for the period May 13, 2008 to December 31, 2008 and for all periods presented thereafter.

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

Competitive Conditions

The high performance custom manufactured motorcycle market is highly competitive. The Company’s major competitors are based both within and outside the U.S. and generally have financial and marketing resources that are substantially greater than those of the Company. They also have large worldwide revenues and are more diversified than the Company. In addition to these larger, established competitors, the Company has custom manufacturing shop competitors headquartered in the United States. These competitors generally offer high performance heavyweight motorcycles with traditional styling that compete directly with many of the Company’s products. These competitors currently have established production and sales volumes that are higher than the Company’s and have considerably higher U.S. market share than the Company.

Competition in the high performance custom motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference and warranties. In the U.S., suggested retail prices for the Company’s motorcycles range from being comparable to higher than suggested retail prices for comparable motorcycles available in the market. The Company believes that its high performance custom products will be able to command a premium price. The Company emphasizes quality, reliability and styling in its products and generally offers a two-year warranty for its motorcycles. The Company’s established competitors, such as Harley-Davidson, have the financial ability to offer manufacturer financing, which the Company cannot presently offer to customers which is a substantial competitive advantage over the Company.

Employees

As of December 31, 2009, we had a total of 1 employee.  We have an employment agreement with Mr. Klein our President, Secretary and Treasurer that provides for his continued service to the Company until either party provides 2 weeks notice to the other of their intent to terminate.  We believe our employee relations are generally good. Our employees are not represented by a collective bargaining unit.

Item 2.       Description of Property

The Company is the owner of certain proprietary technologies for which United States patents have been applied for.

Item 3.       Legal Proceedings

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

(a)     Market Information.  Our common stock currently trades on the OTC Bulletin Board under the symbol “DAMH.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters since our stock began trading in July 2007, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2009 was $0.16 per share.

	High	Low
Fiscal Year 2008
First Quarter	$20.00	$1.40
Second Quarter	$20.00	$5.00
Third Quarter	$10.00	$2.00
Fourth Quarter	$0.16	$0.10

(b)     Holders.  As of December 31, 2009, there were 175 shareholders of record of our common stock; this number does not include beneficial owners from whom shares are held by nominees in street name.

(c)     Dividends.  During the last two fiscal years, no cash dividends have been declared on the Company’s common stock and management does not anticipate that dividends will be paid in the foreseeable future.

(d)     Securities authorized for issuance under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)

Equity compensation plans approved by security holders (i)	None	N/A	1,000,000

Equity compensation plans not approved by security holders	None	N/A	None

Total
______________
(i)	Includes the aggregate of all options that may be granted pursuant to the terms of the Company’s 2009 Consultant’s Stock Compensation Plan.
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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at December 31, 2009 and 2008. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation

We adjust the value of our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and development of new products by our competitors. Inventories consist primarily of vehicles gas and electric, parts and supplies, and finished goods and are carried at the lower of cost (first-in, first-out method) or market.

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

Results of Operations
Fiscal 2009 Compared To Fiscal 2008

Revenues and Cost of Sales
Revenue for 2009 were $49,168 which is an increase from $21,210 in 2008.   Cost of sales for 2009 was $21,471 which is an increase from $12,232 in 2008.

Selling, General and Administrative Expenses
In 2008, selling, general and administrative costs were $623,746 which increased to $280,812 in 2009. This change is primarily a reflection of decreases in expenditures for salaries, consulting and operating expenses for our motorcycle manufacturing business.

Our expenses for 2009 and 2008 include $33,669 and $357,543 respectively, of non-cash stock based compensation expenses.

Provision for Income Taxes
For the years ending December 31, 2009 and 2008, the Company has incurred losses for tax purposes. The tax asset generated by the tax losses and any temporary differences has been fully reserved.

Net Income
The company had a loss of $317,608  in 2009 compared to net loss of $752,148 in 2007. The loss was due primarily to expenditures for salaries, consulting and operating expenses for our motorcycle manufacturing business.

Liquidity and Capital Resources

As of December 31, 2009, we had negligible cash of $696 and approximately $576,979 in liabilities.  To continue operations we require additional financing and are exploring various methods for obtaining additional capital including short term borrowing and the issuance of our equity or debt securities.  There is no assurance that additional capital will be available to us, or if available, will be made available on suitable terms.

Net cash used by operating activities for the twelve months ended December 31, 2009 was $61,494 which was primarily the result of the net loss.  This compared to net cash used by operating activities of $396,823 for the twelve months ended December 31, 2008.  Net cash from financing activities for the twelve months ended December 31, 2009 was $29,047 compared to $462,773 for the twelve months ended December 31, 2008.  The reductions in 2009 from 2008 are primarily a reflection of the deteriorating economy and difficulties in securing sources of investment and financing.

Subsequent Events

None.

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

Item 8B.       Other Information.

None.

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a)     Directors and executive officers:

Name	Age	Position

Mark S. Klein	49	President, Treasurer, Secretary and Director since 2006

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

None.

(e)     Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Mr. Klein was required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of his acquisition of shares from DAMH on May 13, 2008 and Form 4 for the acquisition of 750,000 shares acquired on December 20, 2009.  Mr. Giordano was required to file a report on Form 4 at the time of his acquisition of shares from DAMH on May 13, 2008 and Mr. David S. Lee was required to file a report on Form 4 at the time of his acquisition of a convertible note from DAMH on December 17, 2008 and upon the conversion of his to note to 118,653 shares of common stock.  To the best knowledge and belief of the Company, none of such persons made a timely filing of the required forms and, to the best of the Company’s knowledge, these persons are not current as of the date of this Report in their respective Section 16(A) Beneficial Ownership Reporting Compliance requirements.  To the best of the Company's knowledge, with the exception of those persons disclosed at ITEM 11 hereof, no reports have been filed by any other persons who claim ownership of more than 10% of the Company's equity securities.

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

Item 10.       Executive Compensation

The following table sets forth certain information with respect to annual compensation paid in 2008 and 2008 to the Company's executive officers.

Name and Principal Position	Year	Annual Compensation	Awards	Payouts	All Other Compensation
Mark S. Klein (i)	2009	None	$45,925	None	$50,000
President, Secretary, Treasurer and Director	2008	$33,875	None	None	None
Steven Radt (ii)	2009	n/a	n/a	n/a	n/a
Former President, Secretary, and Director	2008	8,308	None	None	None
Leonard DuCharme	2009	n/a	n/a	n/a	n/a
Former Chief Executive Officer and Director (iii)	2008	$16,623	None	None	None
Paul R. Ressler (iii)	2009	n/a	n/a	n/a	n/a
Former President and Director	2008	19,283	None	None	None
Darren Jensen (iii)	2009	n/a	n/a	n/a	n/a
Former Treasurer, Secretary and Director	2008	$14,675	None	None	None
______________________
(i)
Mr. Klein has a Key Employee Agreement with the Company dated as of May 6, 2008 which provides for annual compensation of $96,000.  The 2009 Annual Compensation includes compensation payments of 752,500 shares of common stock and a $50,000 promissory note.  The 2008 Annual Compensation does not include $33,488 of accrued and unpaid compensation owing as to the year ending December 31, 2008.

(ii)
On June 1, 2008 Mr. Radt was granted a option to purchase 5,000 shares of Company common stock pursuant to the our 2006 Qualified Stock Option Plan.  Mr. Radt resigned on December 2, 2008 and the options expired unexercised.

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

Item 11.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of December 31, 2009, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and by directors and officers of the Company, both individually and as a group.

(a)     Security ownership of certain beneficial owners and management

The following table indicates how many shares of our common stock were beneficially owned as of December 31, 2009, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group.

In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants those are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 1,291,939 shares outstanding on December 31, 2009. The address of each director, executive officer and certain beneficial owners is listed below:

Name and Address	Number of Shares Beneficially Owned	Percent of Class
Mark S. Klein Director, President, Secretary and Treasurer 52-66 Iowa Avenue Paterson, NJ 07508	772,863	59.84%

David S. Lee 52-66 Iowa Avenue Paterson, NJ 07508	119,154	9.23%

Sharp Capital LP 800 Third Ave., 27th Floor New York, NY 10022	89,365	6.92%

Frank Basile c/o Sharp Capital LP 800 Third Ave., 27th Floor New York, NY 10022	89,365	6.92%

All officers and directors as a group (1 person)	772,863	59.84%

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

Item 12.       Certain Relationships and Related Transactions, and Director Independence

(a)     Transactions with related persons.

Other than as disclosed below, none of the present directors, officers or principal shareholders of the Company, nor any family member of the foregoing, have or have had any interest, direct or indirect, in any transaction, the amount of which exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years, within the last fiscal year, or in any proposed transaction.  Management believes the following transactions are fair to the Company and similar to terms that could be obtained from unrelated third parties.

During 2008 the Company paid finder’s fees and issued shares of common stock to Mr. Christopher Giordano individually and to company’s controlled by him in the amount of $25,000 in cash and 4,425 shares of Company common stock in acquisition of the shares of common stock of Delaware American Motors Inc.

On June 1, 2008 the Company issued to Steven Radt the right to purchase up to 5,000 shares of Company common stock pursuant to a stock option grant under the Company’s 2006 Qualified Incentive Stock Option Plan (the “Radt Options”) with 1,750 options at an exercise price of $60.00 per share immediately vested.  The Radt Options were terminated on December 2, 2008 the date of Radt’s resignation.

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

On October 10, 2008 the Company agreed to issue to Mark Klein its President and sole director, 10,548 shares and to Steven Radt, its then President and director, 3 shares of the common stock which was received from the Resigning Officers.  In addition, the Company issued Mr. Klein 12,500 shares of Company common stock on May 13, 2008 in acquisition of the shares of common stock of Delaware American Motors Inc. and 752,500 shares as stock based compensation for the year ending December 31, 2009.

On December 17, 2008 the Company issued its 8% Convertible Secured Promissory Note and Assignment to Mr. David Lee.  The Note provided for the payment of 500 shares as bonus interest.  During the year ending December 31, 2009 the Company issued Mr. Lee 118,653 shares of Company common stock in conversion of his Note.

(b)     Parents

None.

(c)     Promoters and control persons

DAM Holdings, Inc. (formerly Hybrid Dynamics Corporation) was a blank check shell company at August 15, 2006, the date of the acquisition of Pukka USA, Inc.  The acquisition was a reverse acquisition whereby the shareholders of Pukka exchanged their shares of Pukka common stock for a controlling number of DAMH shares of common stock.  The Company filed Schedule 14F-1 describing the Change of Control Transaction with the Securities & Exchange Commission on June 12, 2006 and Form 8-K describing the exchange and including Form 10-SB information in respect of Pukka with the Securities & Exchange Commission on August 21, 2006.

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

(7)	Incorporated by reference to the Exhibits filed with the Form 14C Information Statement of Sunrise USA, Incorporated, filed with the Commission on February 28, 2006 (File #000-50370) (the “Form 14C”)
(8)	Incorporated by reference to the Exhibits filed with the Form 10K of Sunrise USA, Incorporated, filed with the Commission on March 31, 2006 (File #000-50370)
(9)	Incorporated by reference to the Exhibits filed with the Form 10KSB of Hybrid Dynamics Corporation, for the year ending December 31, 2007 (File #000-50370)

 (b)     Reports on Form 10-K:  None

Item 14.       Principal Accountant Fees and Services

	For the year ended
	2009	2008
Audit Fees	$15,000	$37,566
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

Tax129 consist of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

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

Dated April 15, 2010	By:	/s/ MARK KLEIN
Mark Klein
President, Principal Financial Officer and Sole Director (Principal Executive Officer)

*31	Rule 13a-14(a)/15d-14(a) Certifications
*32	Section 1350 Certifications

* Filed herewith

DAM Holdings, Inc. and Subsidiaries

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
DAM Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of DAM Holdings, Inc. and Subsidiaries (“the Company) as of December 31, 2009 and 2008, and the related consolidated statement of operations, stockholders’ deficit and cash flows for the years ended December 31, 2009 and 2008.   These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DAM Holdings, Inc.  and Subsidiaries as of December 31, 2009 and 2008 and the results of its operations, and cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $2,606,252 as of December 31, 2009 and has incurred a net loss of $317,608 for the year ended December 31, 2009. These factors as discussed in notes to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC Lake Saint Louis, Missouri April 14, 2010

DAM HOLDINGS, INC. & SUBSIDIARIES
Comparative Consolidated Balance Sheet
As of December 31, 2009 and 2008

	December 31	December 31
	2009	2008
	(Audited)	(Audited)
ASSETS
Current Assets:
Cash	$696	$65,954
Accounts Receivable	-	244
Prepaid Expenses	6,295	2,250
Inventory (net of valuation reserve of $13,580 and $17,898 respectively)	92,738	85,749
Total Current Assets	99,729	154,197

Equipment	36,608	69,415
Less: Accumulated Depreciation	(22,008)	(32,519)
Total Equipment	14,600	36,896

Total Assets	$114,329	$191,093

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$118,903	$331,009
Accrued Payroll and Payroll Taxes Payable	56,550	42,575
Promissory Notes Payable Officers	61,979	71,618
Promissory Notes Payable	111,825	185,511
Current Portion of Long Term Notes Payable	87,052	17,136
Total Current Liabilities	436,309	647,849

Long Term Notes Payable	-	57,570

Total Liabilities	436,309	705,419

Stockholders' Deficit
Preferred Stock - $0.0001 par value, 900,000 shares
authorized no shares issued and outstanding	-	-
Series A Preferred Stock - $5 stated value, 660,000 shares
authorized 60,000 shares issued and outstanding	300,000	300,000
Series B Preferred Stock - $500 stated value, 2,000 shares
authorized 30 shares issued and outstanding	15,000	-
Common Stock - $.00015 par value, 99,000,000 shares
authorized, 1,291,939 shares and 56,628 shares issued and outstanding	194	8
Additional Paid-In Capital	1,969,078	1,474,310
Accumulated Deficit	(2,606,252)	(2,288,644)
Total Stockholders' Deficit	(321,980)	(514,326)

Total Liabilities and Stockholders' Deficit	$114,329	$191,093

The accompanying notes are an integral part of these financial statements

DAM HOLDINGS, INC. & SUBSIDIARIES
Consolidated Statement of Operations
For the Years Ended December 31, 2009 and 2008

	For The Year Ending December 31
	2009	2008
	(Audited)	(Audited)
Revenues	$49,188	$21,210
Cost of Goods Sold	21,471	12,232

Gross Profit	27,717	8,978

Operating Expenses
General and Administrative	238,823	641,499
Stock based compensation	75,658	357,543
Depreciation and amortization	12,999	10,686

Total Operating Expenses	327,480	1,009,728

Other Expenses
Interest expense	17,845	11,314
Other income	-	259,916

Net Income (Loss)	$(317,608)	$(752,148)

Basic net loss per share before extraordinary item	$(3.59)	$(25.16)
Basic net income from extraordinary item	$-	$-
Basic net loss per share	$(3.59)	$(25.16)

Weighted average shares outstanding	88,467	29,895

The accompanying notes are an integral part of these financial statements

DAM HOLDINGS, INC. & SUBSIDIARIES
Consolidated Statement of Cash Flow
For the Years Ended December 31, 2009 and 2008

	For The Year Ending December 31
	2009	2008
	(Audited)	(Audited)
Cash Flows from Operating Activities

Net (Loss)	$(317,608)	$(752,148)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	12,999	10,686
Stock based compensation expenses	75,658	357,543
Officers compensation contributed to capital	172,410	-
Changes in assets and liabilities:
Accounts receivable	244	(244)
Prepaid expenses	(4,045)	(2,250)
Inventory	(6,989)	(34,103)
Accounts payable vendors	62,386	9,011
Accrued payroll and payroll taxes	(56,549)	14,682

Net Cash Used in Operating Activities	(61,494)	(396,823)

Cash Flows Used in Investing Activities:
Sale of equipment	(32,807)	-

Cash Flows Used in Investing Activities	(32,807)	-

Cash Flows From Financing Activities:
Sale of securities for cash, net	15,100	170,267
Proceeds from notes payable	16,700	155,000
Payment on notes payable	(2,753)	(4,759)
Cash acquired in acquisition	-	142,265

Net Cash From Financing Activities	29,047	462,773

Net (Decrease) Increase in Cash	$(65,254)	$65,950
Cash at Beginning of Period	65,950	-
Cash at End of Period	$696	$65,950

The accompanying notes are an integral part of these financial statements

Supplemental Disclosures of Cash Flow Information:

Cash paid during the periods ending December 31:

	2009	2008
Interest	$1,172	$8,476
Income taxes	$-0-	$-0-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2009:

The Company issued common stock for services in the amount of $75,658.

The Company issued promissory notes in payment of accrued officers compensation and accounts payable due shareholders in the amount of $150,000.

The Company issued common stock to convert a note payable in the amount of $108,891.

The Company issued common stock in termination of a royalty agreement in the amount of $7,549.

The Company issued common stock pursuant to antidilution agreements in the amount of $4,363.

An officer and two shareholders contributed services and indebtedness to the capital of the Company in the amounts of $172,410 and $140,670, respectively.

For the year ended December 31, 2008:

The Company issued common stock for services in the amount of $357,545.

The Company issued common stock for an acquisition in the amount of $140,166.

The Company issued common stock to convert a note payable in the amount of $97,619.00

The Company redeemed common stock in a settlement agreement in the amount of $84,395.00

The accompanying notes are an integral part of these financial statements

DAM HOLDINGS, INC. & SUBSIDIARIES
Statements of Stockholder’s Deficit
For the Years Ending December 31, 2009 and 2008

	Preferred Stock		Class A Preferred		Class B Preferred		Common Stock		Additional	Accumulated	Total
	Number of		Number of		Number of		Number of		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, December 31, 2007	-	$-	-	$-	-	$-	25,936	$4	$1,093,112	$(1,536,496)	$(443,380)

Shares issued for services							1,000	-	67,000		67,000
Shares issued on conversion of note							1,794	-	53,812		53,812
Shares issued for cash:
Shares of Series A preferred stock			60,000	300,000							300,000
Series A preferred stock discount									(283,439)		(283,439)
Shares of common stock							750	-	26,880		26,880
Class A warrants									106,800		106,800
Selling agent warrants									20,025		20,025
Shares issued for acquisition							22,500	3	140,163		140,166
Share Based Compensation									82,167		82,167
Incentive stock options granted									110,333		110,333
Shares received on settlement agreement							(10,549)	(2)	(84,393)		(84,395)
Shares issued for executive services							10,549	2	84,393		84,395
Shares issued in payment of indebtedness							1,000	-	43,808		43,808
Shares issued as bonus interest on notes							525	-	8,250		8,250
Shares issued for late registration penalty							540	-	5,400		5,400
Shares issued for anti-dilution agreement							2,583	-	-		-

Net loss										(752,148)	(752,148)

Balance, December 31, 2008	-	$-	60,000	$300,000	-	$-	56,628	$8	$1,474,310	$(2,288,644)	$(514,326)

Shares issued for cash:
Shares of Series B preferred stock					30	15,000					15,000
Shares of common stock							400	-	100		100
Shares issued in conversion of debt							118,653	18	108,858		108,876
Shares issued in termination of royalty agreement							28,371	4	7,545		7,549
Share issued for services							863,350	130	54,464		54,594
Shares issued in payment of accounts payable							50,000	8	2,388		2,395
Shares issued under antidilution agreements							174,537	26	8,334		8,360
Indebtedness contributed by shareholders									140,670		140,670
Compensation contributed by officer									172,410		172,410

Net loss										(317,608)	(317,608)

Balance, December 31, 2009	-	$-	60,000	$300,000	30	$15,000	1,291,939	$194	$1,969,078	$(2,606,252)	$(321,980)

The accompanying notes are an integral part of these financial statements

DAM HOLDINGS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

DAM Holdings, Inc. (“DAMH”) is a Nevada corporation incorporated on July 22, 1999.  DAMH is a non-operating holding company owning 100% of the capital stock of Pukka USA, Inc. and subsidiaries (“Pukka”) which was acquired in a reverse acquisition transaction completed on August 15, 2006 (the “Pukka Acquisition Date”) which are now dormant and 100% of the capital stock of Delaware American Motors, Inc. and subsidiary (“DAM”) which was acquired in a purchase acquisition transaction completed on May 13, 2008 (the “DAM Acquisition Date”).  DAMH, DAM and Pukka and all of their subsidiaries are collectively referred to hereafter as the “Company”.

The DAM Purchase Acquisition

On May 13, 2008 the Company issued 22,500 shares of Common Stock as the sole consideration paid in exchange for 100% of the issued shares of the common stock of Delaware American Motors, Inc., a Nevada corporation, and the sole owner of Delaware American Motors LLC (“DAMLLC”), a New Jersey limited liability company.  The acquisition has been accounted for as a purchase transaction for an aggregate value of $140,166 and the accompanying financial statements include the accounts of DAM and DAMLLC for the period May 13, 2008 to December 31, 2008 and for each period thereafter.

2009 Reverse Split of Common Stock

On September 14, 2009 (the “Effective Date”) the Company filed an amendment to its articles of incorporation which reduced the number of shares of issued and outstanding common stock $0.00015 par value from 13,758,706 shares to 68,794 shares; a 200:1 reverse split (the “Reverse Split”).  All references to common stock in the accompanying financial statements and these notes have been adjusted to the number of shares of common stock equivalent to DAMH’s $0.00015 par value common stock on a post-reverse split basis.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of all subsidiaries after elimination of all intercompany accounts, transactions, and profits.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue from product sales is recognized at the time products are shipped and title transfers. Allowances for returned products, charge backs and other credits are estimated and recorded as revenue is recognized.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank. At December 31, 2009 and 2008 the Company had cash on hand of $696 and $65,954 respectively.

Accounts Receivable Allowances

Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company has recorded an allowance for slow moving and obsolete inventory of $13,580 at December 31, 2009 and $17,898 at December 31, 2008.

	2009	2008
Motorcycles and prototypes	$83,246	$68,080
Parts and supplies	23,072	17,650
Less valuation allowance	13,580	17,898
	$92,738	$67,832

Property, Plant and Equipment

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

Trademarks, Patents and Copyrights

The direct costs associated with the filing of the Company’s copyrights, trademarks and patents have been capitalized and are amortized over the effective period of the related trademarks or patents once granted (20 and 21 years). The Company follows SFAS 121, which requires a review of the Company’s trademarks and patents be made whenever events or changes in circumstances indicate that the carrying amount of the patents may not be recoverable. As of the date of these consolidated financial statements, no such events have occurred.

Long Lived Assets

Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property and equipment on the basis of undiscounted expected future cash flows from operations before interest. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. For the years ended December 31, 2009 and 2008 there was no impairment of the Company’s long-lived assets.

Income Taxes

The Company follows SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Future tax benefits, including net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not to occur.

Fair Value of Financial Instruments

The Company’s financial instruments consist of long-term debt, interest rate swaps, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a standard to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. This standard does not change the requirements to apply fair value in existing accounting standards. Under this standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability.

To increase consistency and comparability in fair value measurements, this standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy disclosed is based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical asset or liabilities that the company has the ability to access as of the reporting date.

●
Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data.

●	Level 3 inputs are unobservable inputs, such as internally developed pricing models for the asset or liability due to little or no market activity for the asset or liability.

There were no recurring or non-recurring fair value measurements for the year ended December 31, 2009.

In March 2008, the FASB issued a standard to amend and expand the disclosure requirements of derivative instruments with the intent to provide users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how these derivatives are accounted for and how the respective reporting entity’s financial statements are affected. The Company adopted this standard on January 1, 2009.

The Company has no derivative instruments at December 31, 2009.

Earnings Per Common Share

Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options and vesting of restricted stock under the treasury stock method.

	2009		2008
Net loss		$(317,608)		$(752,148)

Weighted average common shares outstanding		88,467		29,895
Plus: dilutive options assumed exercised		-		-
Plus: weighted average non-vested restricted stock		-		-
Less: shares assumed repurchased with proceeds from exercise		-		-
Weighted average common and potentially issuable common shares outstanding		88,467		29,895

Basic earnings (loss) per common share		$(3.59)		$(25.16)
Diluted earnings per common share	$	n/a	$	n/a

215,600 shares at December 31, 2009 and 76,904 shares at December 31, 2008 were not included in diluted earnings per share as they were anti-dilutive.

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

Recent Accounting Pronouncements

In June 2009, FASB issued a standard regarding the FASB Accounting Standards CodificationTM (the “Codification”), and the hierarchy of generally accepted accounting principles, which replaces the standard previously issued by the FASB regarding the hierarchy of generally accepted accounting principles (“GAAP”) in the United States. This standard identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). In addition, this standard establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. This standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard during the third quarter of 2009 and its adoption did not have a significant impact on its financial statements.

In December 2008, the FASB issued a standard to amend guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This standard is effective for fiscal years ending after December 15, 2009 with earlier adoption permitted. The adoption of this standard did not have a material impact on the Consolidated Financial Statements.

In February 2008, the FASB issued a standard, which delayed the effective date of accounting for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has not recorded any nonrecurring fair value measurements of non-financial assets and liabilities since adopting this standard on January 1, 2009.

In April 2009, the FASB issued a standard to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted.

In June 2009, the FASB issued a standard to amend certain requirements of accounting for consolidation of variable interest entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on the first fiscal year that begins after November 15, 2009 with early adoption prohibited. The adoption of this standard did not have a material impact on the Consolidated Financial Statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $317,608 and $752,148 for the years ended December 31, 2009 and 2008 respectively and as of December 31, 2009 the Company has an accumulated deficit of $2,606,252 and a working capital deficit of $477,250.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PLAN OF 0PERATIONS

The current economic environment in the U.S. and abroad has continued to deteriorate throughout 2009.  The effect of this deterioration on the Company is expected to be significant.  The Company is a young company with a new brand and a high dollar value luxury product. Over the next twelve months we intend to build our brand name “Delaware American Motors” based upon the introduction of the Tech Twin American 13C Series and Tech Twin American Signature Series of high-performance heavy weight motorcycles. Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference and warranties. In the U.S., suggested retail prices for the Company’s motorcycles range from being comparable to, to higher than the suggested retail prices for comparable motorcycles available in the market.

Our plan of operation for the coming year is to focus on obtaining the financing necessary to undertake our goals of: (i) the development of our Tech Twin American 13C Series and Tech Twin American Signature Series of motorcycles, (ii) undertake selling efforts of these products and (iii) undertake the development of our brand.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31:

	2009	2008
Machinery, plant and equipment	$106,318	$103,647
Accumulated depreciation	13,580	17,898
	$92,738	$85,749

Depreciation expense was $12,999 and $10,686 for the years ended December 31, 2009 and 2008 respectively.

NOTE 6 – DEBT AND COMMITTMENTS

 Debt consists of the following at December 31:

	2009	2008
Commercial notes	$73,706	$77,314
Secured convertible promissory note	5,403
Unsecured convertible promissory notes	87,052	84,955
Unsecured demand promissory notes	167,402	105,374
Total	333,563	267,643
Less current portion	(333,563)	(267,643)
Long-term debt	$-	$-

Accounts Payable and Commercial Notes

Accounts payable includes accounts payable due vendors, and commercial obligations due banks under a commercial line of credit loan with a maximum loan amount of $15,000 and amounts due on various bank credit cards. Interest rates vary on the line of credit loan and the bank credit card obligations at rates ranging from 5.5% to 24% per annum, all are payable monthly and include the personal repayment guarantee of the Company's President.

Secured Convertible Promissory Notes

The Company has a $5,000 10% Convertible Secured Promissory Note (the “10% Secured Note”).  The 10% Secured Note was due on May 12, 2009 and bears an annual rate of interest of ten percent (10%).  The 10% Secured Note is secured by assignment of a motorcycle engine.  The 10% Secured Note may be converted by the holder into shares of the Company’s common stock at a price equal to seventy-five percent (75%) of the market price of the Company’s shares on the date of conversion limited to not more than 300,000 shares. The Company also paid 25 shares of common stock as bonus interest at a fair value of $250.  At the date of issuance, the Company determined that the fair value of the beneficial conversion feature in respect of this 10% Secured Note on the date the note was issued to be equal to $4,054 using the Black-Scholes model which amount has been recorded as a debt discount and is being amortized over the term of the note.  The accompanying financial statements include $3,203 and $1,668 of interest expense and additional interest in respect of the beneficial conversion feature for the years ending December 31, 2009 and 2008, respectively.

On May 30, 2009 the Company issued an aggregate of 118,655 shares of common stock to a note holder in full conversion of a secured convertible promissory in the principal amount of $100,000 originally issued on December 17, 2008.  The accompanying financial statements include $8,340 and $306 of interest expense for the years ending December 31, 2009 and 2008, respectively.

Unsecured Convertible Promissory Notes

The Company has four (4) unsecured 6% Convertible Promissory Notes payable in the aggregate amount of $50,000 (the “Convertible Notes”).  The Convertible Notes bear interest at the rate of 6% per annum and are due on dates ranging from August 8, 2010 through September 8, 2010.  The Convertible Notes may be converted into shares of the Company’s common stock at the election of the holder at any time prior to the maturity date at the rate of thirty dollars ($40.00) per share.  Interest may, at the election of the Company, be paid in shares of the Company’s common stock at the rate of one hundred ($100.00) per share.  The accompanying financial statements include $3,182 and $962 of interest expense for the year ending December 31, 2009 and 2008, respectively.

A wholly-owned subsidiary of the Company has an unsecured promissory note payable to a shareholder in the principal amount of $20,000.  The note bears interest at the rate of 20% per annum and was due on June 30, 2008.  Pukka is in default on the payment of this note.  The accompanying financial statements include $4,000 and $3,000 of interest expense for the years ended December 31, 2009 and 2008, respectively.

Unsecured Demand Promissory Notes

The Company has promissory notes in the principal amount of $166,700 each due on demand.  The notes were issued throughout 2009 and each note bears interest at the rate of 12% per annum.  The accompanying financial statements include $702 of interest expense for the year ending December 31, 2009 and there is a total balance due on December 31, 2009 of $167,402.

Conversion Feature of Convertible Promissory Notes

In accordance with Emerging Issues Task Force (“EITF”) No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments.”  We determined there to be no value attributable to the beneficial conversion features of the Convertible Notes in that the effective conversion price of those shares was greater than the FMV price of our common stock.

Facilities Lease

The Company rents 8,300 sq. ft. of office, garage and storage space in a single facility located in Paterson, New Jersey.  The lease is for an initial term of 60 months from April, 2006 at $2,500 per month and includes 2 five year renewal terms at an increase in monthly payments to $3,100 per month and $3,600 per month, respectively. The accompanying financial statements include rent expense of $30,000 and $30,712 for the year ended December 31, 2009 and 2008, respectively.

The following table summarizes the future annual rentals for all periods including renewal periods:

Amount
Annual Rent for the year 2010	$30,000
Annual Rent for the year 2011	30,000
Annual Rent for the year 2012	7,500
Thereafter	-
Total Aggregate Annual Rent	$67,500

Key Employee Agreements

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

The accompanying consolidated financial statements include an aggregate of $119,957 and $266,261 of executive officer compensation expense for the years ending December 31, 2009 and 2008 respectively.

October 10, 2008 three of the Company’s executive officers resigned and entered into a Settlement Agreement and Release with the Company which provided for, among other things, their resignations, the payment to the Company of an aggregate of 10,549 shares of the Company’s common stock being all of the shares owned by the Resigning Officers having a fair value of $84,393, the release of the Company’s obligation to pay the Resigning Officers an aggregate of $175,133 of unpaid wages and accounts payable and for mutual releases and indemnifications. The accompanying financial statements include $256,596 of other income for the year ending December 31, 2008 relating to the forgiveness of the indebtedness and receipt of the shares of stock.

NOTE 7 – CAPITAL STOCK

Private Placement Unit Offering

The Company closed on the sale of $15,000 of the Company’s Series B Convertible Preferred Stock investment units (the “Units”).  The Units were sold for an aggregate selling price of $15,000 and included 20 shares of Series B Convertible Preferred Stock, 400 shares of Common Stock and 400 Class B Warrants entitling the holders to purchase 400 shares of Common Stock.  This issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. The securities issued are deemed restricted securities for the purposes of the Securities Act. The Company received a total of $15,100.  The sold Units are part of Unit offering of up to 1,500 shares of Series B Convertible Preferred Stock, 30,000 shares of Common Stock on a post-reverse split basis and 30,000 Class B Warrants entitling the holders to purchase 30,000 shares of Common Stock on a post-split basis.

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

Common Stock

The Company has authorized 99,000,000 shares of common stock $.00015 par value per share (the “Common Stock”).  As of December 31, 2009, the Company has 1,291,939 shares of Common Stock issued and outstanding.  The Company’s shares of Common Stock are traded on the Over the Counter Bulletin Board (“OTCBB”) electronic quotation system, the trading symbol is DAMH.

On May 8, 2009 the Company entered into an agreement with the members of Garden Rise Investments LTD LLC for the termination of a Royalty Agreement dated August 31, 2006 in exchange for an aggregate of 28,371 shares of our common stock.  The accompanying financial statements include $7,549 of stock based compensation expense for the year ended December 31, 2009 related to the termination of the royalty agreement.

On May 31, 2009 a noteholder agreed to convert his promissory note to shares of common stock.  The Company issued an aggregate of 118,653 shares of common stock in conversion of this note and in satisfaction of an anti-dilution agreement with the noteholder.  The accompanying financial statements include $8,340 of interest expense for the year ending December 31, 2009.

On December 20, 2009 the Company issued 174,536 shares of common stock pursuant to anti-dilution agreements plus 400 shares of common stock issued for $100 in cash.  The accompanying financial statements include $4,463 of stock based compensation expense in respect of these shares for the year ending December 31, 2009.

On December 20, 2009 the Company issued 60,850 shares of common stock pursuant to the terms of the 2008 and 2009 Consultant Stock Compensation Plans in payment of $2,395 of prior year services and $3,880 of current period compensation expense.  In addition, the Company issued 752,500 shares to its President for payment of $45,925 of accrued wages.  The accompanying financial statements include $49,804 of stock based compensation expense for the year ending December 31, 2009.

Class A Warrants

At December 31, 2009 the Company had Class A Warrants issued pursuant to its Series A Preferred Stock Private Placement Unit Offering.  The terms of these Class A Warrants have been adjusted pursuant to the Anti-Dilution Agreement with the Unit purchasers such that the purchasers may purchase 13,333 shares of the Company’s common stock at an exercise price of $45.00 per share at any time prior to December 31, 2012 the date of expiration of the Class A Warrants and may be called for redemption at a redemption price of $2.00 per warrant at any time after the Company’s shares of common stock have traded above $1.50 for 10 consecutive trading days.

Class B Warrants

The Company has outstanding Class B Warrants for the purchase of 600 shares of common stock at an exercise price of $25.00 per share.  The Class B Warrants (a) may be exercised at any time before expiration or redemption, (b) may be called for redemption for a redemption price of $0.01 per warrant and (c) expire on June 30, 2014. The Company may call the Warrants at any time.

Selling Agent Warrants

The Company granted a selling agent rights to purchase 2,497 shares of the Company’s common stock at an exercise price of fifty-four dollars ($54.00) cents per share at any time prior to the date of expiration of January 31, 2013.

2009 Consultant Stock Compensation Plan

The 2009 Consultant Stock Compensation Plan provides for the issuance of up to 1,000,000 shares of Company’s $0.00015 shares of Common Stock at a price to be no less than the fair value of the Company’s shares of common stock on the date of grant.  On December 22, 2009 the Company filed SEC Form S-8 in registration of shares to be issued pursuant to this plan.  As of the date of this report he Company has issued pursuant to the Plan 60,000 shares of common stock and granted options for the purchase of 200,000 shares of common stock at an exercise price of $1.00 per share.

Shares Available For Future Issuance

The Company has reserved shares of common stock for future issuance upon conversion of convertible debt, conversion of shares of convertible preferred stock, exercise of warrants and options and for future issuance under the Company’s 2009 Consultants Stock Compensation Plan summarized as of December 31, 2009 is presented below:

		Conversion Rate	Number of
	Amount	Per Share	Shares
Shares of common stock authorized			99,000,000
Shares of common stock outstanding			1,291,939
Shares of common stock reserved for:
Secured convertible promissory note	$5,567	$0.12	46,392
Unsecured convertible promissory notes	53,961	40.00	1,349
Series A convertible preferred stock	300,000	22.50	13,333
Series B convertible preferred stock	15,000	1.00	15,000
Class A warrants		45.00	13,333
Class B warrants		25.00	600
2009 Consultants Stock Compensation Plan
Vested options outstanding		1.00	200,000
Reserved for future issuance			740,000
Selling agent warrants		54.00	2,497

Shares of common stock available for future issuance			96,676,557

Summary of Common Stock Warrants and Options Outstanding

A summary of the status of warrants and options granted at December 31, and changes during the periods then ended is presented below:

	2009		2008
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price
Outstanding - beginning of year	15,830	$46.40
Granted	200,600	1.07	17,580	$47.80
Vested	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	1,750	60.00
Outstanding - end of year	216,430	$4.39	15,830	$46.40
Exercisable at December 31, 2009	216,430	$4.39	15,830	$46.40

A summary of the status of the warrants and options outstanding at December 31, 2009 is presented below:

Warrants Outstanding				Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$45.00	13,333	3.00	$45.00	13,333	$45.00
$25.00	600	4.08	$25.00	600	$25.00
$54.00	2,497	3.08	$54.00	2,497	$54.00
$1.00	200,000	10.00	$1.00	200,000	$1.00

NOTE 8 – ACQUISITION OF DELAWARE AMERICAN MOTORS, INC.

On May 13, 2008, the Company issued 22,500 shares of $0.00015 par value common stock for the purchase of 100% of the outstanding capital of Delaware American Motors Inc. and its wholly-owned subsidiary Delaware American Motors LLC valued in the aggregate at $140,166 or $6.23 per share.  The assets and liabilities were the following:

Amount
Assets	$241,529
Liabilities	101,363
Purchase price of DAM	$140,166

NOTE 9 – INCOME TAXES

The Company has available at December 31, 2009 an unused operating loss carryforward of approximately $2,448,555 which may be applied against future taxable income and which expires in the years 2026 and 2028. The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws then in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax asset associated with the Company’s net operating loss carryforward and allowances for uncollectible accounts, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.

	2009	2008
Deferred tax assets:
Net operating loss and credit carryforwards	$930,451	$809,760
Less valuation allowance	930,451	809,760
Total deferred tax assets	$-	$-

NOTE 10 – MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

The Company has evaluated subsequent events through the time April 12, 2010 which is the date the consolidated financial statements were issued.  No events have occurred subsequent to April 12, 2010, that requires disclosure or recognition in these financial statements.