Form 10-Q
period 2010-03-31
DAM HOLDINGS INC
filed 2010-05-24
CIK 1253557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

1,293,939 shares outstanding as of May 21, 2010.

DAM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

DAM HOLDINGS, INC.And Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,262	$696
Accounts Receivable	-	-
Prepaid Expenses	3,295	6,295
Inventory (net of valuation reserve of $13,580 and $17,898 respectively)	92,633	92,738
Total Current Assets	97,190	99,729

Equipment	36,608	36,608
Less: Accumulated Depreciation	(23,432)	(22,008)
Total Equipment	13,176	14,600

Total Assets	$110,366	$114,329

LIABILITIES & STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts Payable	$179,323	$118,903
Accrued Payroll and Payroll Taxes Payable	58,615	56,550
Promissory Notes Payable Officers	65,891	61,979
Promissory Notes Payable	128,867	111,825
Current Portion of Long Term Notes Payable	60,404	87,052
Total Current Liabilities	493,100	436,309

Long Term Notes Payable	-	-

Total Liabilities	493,100	436,309

Stockholders' Deficit
Preferred Stock - $0.0001 par value, 338,000 shares
authorized no shares issued and outstanding	-	-
Series A Preferred Stock - $5 stated value, 660,000 shares
authorized 60,000 shares issued and outstanding	300,000	300,000
Series B Preferred Stock - $500 stated value, 2,000 shares
authorized 30 shares issued and outstanding	15,000	15,000
Common Stock - $.00015 par value, 99,000,000 shares
authorized, 1,291,939 shares issued and outstanding	194	194
Additional Paid-In Capital	1,969,078	1,969,078
Accumulated Deficit	(2,667,006)	(2,606,252)
Total Stockholders' Deficit	(382,734)	(321,980)

Total Liabilities and Stockholders' Deficit	$110,366	$114,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DAM HOLDINGS, INC.
And Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ending
	March 31
	2010	2009
	(Unaudited)	(Unaudited)

Revenues	$1,189	$5,574
Cost of Goods Sold	1,202	2,526

Gross Profit	(13)	3,048

Operating Expenses
General and Administrative	49,895	71,905
Depreciation and amortization	1,424	3,997

Total Operating Expenses	51,319	75,902

Other Expenses
Interest expense	9,422	4,716

Net (Loss)	$(60,754)	$(77,570)

Net (Loss) Per Common Share	$(0.27)	$(1.37)

Weighted average shares outstanding	227,516	56,628

The accompanying notes are an integral part of these unaudited consolidated financial statements

DAM HOLDINGS, INC.
And Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net (Loss)	$(60,754)	$(77,570)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	1,424	3,997
Officer compensation contributed to capital	-	50,882
Changes in assets and liabilities:
Accounts receivable	-	(263)
Prepaid expenses	3,000	2,250
Inventory	105	(2,804)
Accounts payable	60,420	(64,281)
Accrued payroll and payroll taxes	2,065	40,725
Notes payable	(9,989)

Net Cash Used in Operating Activities	(3,729)	(47,064)

Cash Flows Used in Investing Activities:
Capitalized costs	-	-
Cash Flows Used in Investing Activities	-	-

Cash Flows From Financing Activities:
Advances from officer	2,000	-
Increase in notes payable	2,295	-
Net Cash From Financing Activities	4,295	-

Net (Decrease) Increase in Cash	$566	$(47,064)
Cash at Beginning of Period	696	65,954
Cash at End of Period	$1,262	$18,890

	Three Months Ended March 31,
	2010	2009
Cash paid for:
Interest	$2,500	$1,181
Taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities;

For the three months ended March 31, 2010

Increase in vendor notes payable in the amount of $18,000 for legal and accounting fees.

For the three months ended March 31, 2009

Officers compensation contributed to capital in the amount of $50,882.

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2010
(Unaudited)

NOTE 1 – UNAUDITED FINANCIAL INFORMATION

The unaudited financial information included for the three-month interim periods ended March 31, 2010 and 2009 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2010.

NOTE 2 – FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

Management has elected to omit substantially all footnotes relating to the condensed consolidated financial statements of the Company included in this report.  For a complete set of footnotes, reference is made to the Company's Current Report on Form 10-K for the year ending December 31, 2009 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

The accompanying unaudited financial statements include the accounts of the Company, the accounts of its wholly owned subsidiary Delaware American Motors, Inc. (“DAM”) and its wholly owned subsidiary Delaware American Motors LLC (“DAMLLC”) for all periods presented.

NOTE 3 – GOING CONCERN

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company incurred a net loss of $60,754 and $317,608 for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively, and as of March 31, 2010 the Company has an accumulated deficit of $2,667,006 and a net working capital deficit of $395,910.

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

NOTE 4 – INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”).  Inventory is stated at cost and reserves are recorded to state the inventory at net realizable value.  Inventory at March 31, 2010 consists of the following:

	March 31,	December 31,
	2010	2009

Motorcycles and prototypes	$83,246	$83,246
Parts and supplies	22,967	23,072
Less valuation allowance	13,580	13,580
	$92,633	$92,738

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2010 consists of the following:

	March 31,	December 31,
	2010	2009

Machinery, plant and equipment	$36,608	$36,608
Accumulated depreciation	(23,432)	(22,008)
	$13,176	$13,176

Depreciation expense was $1,424 and $3,997 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 6 – ABANDONMENT OF SUBSIDIARY

During the quarter the Company ceased support for and abandoned Pukka USA, Inc. and its subsidiary companies (the Pukka Group).  The Pukka Group has been inactive since 2008.  The abandonment and other adjustments resulted in no net gain or loss.

NOTE 7 – ACCOUNTS AND NOTES PAYABLE

Accounts Payable

The Company had outstanding accounts payable of $ 179,323 and $118,903 as of March 31, 2010 and December 31, 2009, respectively.  Accounts payable also include amounts owed on credit cards used for the payment of goods and services with annual interest rates from 7.99% to 17.99%.

Accrued Wages and Payroll Taxes

The Company has a Key Employee Agreement with its President.  The terms of the agreement provides that the executive is employed on an “at will” basis at an annual rate of compensation of $96,000, having an initial term of two years and month to month thereafter.  The agreement also provides that any intellectual property originated by the executive during his term of the agreement shall be the property of the Company.  The accompanying financial statements include an aggregate of $29,925 of executive officer compensation expense for each of the three month periods ending March 31, 2010 and 2009 respectively.

The Company’s has accrued and unpaid wages and payroll taxes payable to its President and one other employee at March 31, 2010 of $58,615.

Notes Payable

At March 31, 2010 the Company has the following notes payable:

Demand promissory notes due officer with interest at 12% per annum	$65,891
Demand promissory notes due vendors with interest at 12% per annum	128,867
Unsecured convertible promissory notes with interest at 6% per annum and convertible at the rate of $40.00 per share.	54,712
Secured convertible promissory note with interest at 10% per annum and convertible at the rate of $0.12 per share.	5,692
Total	$255,162
Less current portion	(255,162)
Long-term debt	$-

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Facilities Lease

During the period the Company rented 8,300 sq. ft. of office, garage and storage space in a single facility located in Paterson, New Jersey.  The building was sold and the Company opted to end its occupancy.  The Company uses office and storage space provided by an officer on a month to month basis.  The accompanying financial statements include rent expense of $7,500 for each of the three month periods ending March 31, 2010 and 2009 respectively.

Contingencies

None.

NOTE 9 – CAPITAL STOCK

Preferred Stock

The Company has an aggregate total of 1,000,000 shares of Preferred with 338,000 shares of $.0001 par value undesignated preferred stock, 660,000 shares designated as Series A Preferred Stock and 2,000 shares designated as Series B Preferred Stock.  The 338,000 shares of undesignated preferred stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors.

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

The 60,000 shares of outstanding Series A Preferred Stock may be converted into an aggregate of 13,300 shares of the Company’s common stock at an exercise conversion ratio of one (1) share of Series A Preferred Stock to twenty-two hundredths (0.22) of one share of Common Stock.

Series B 8% Convertible Preferred Stock

The Company has 2,000 shares of “Series B 8% Convertible Preferred Stock” authorized with 30 shares issued and outstanding as of the date of this report.  Each share of Series A Preferred Stock (a) has a stated value of $500.00 per share (“Stated Value”), (b) is non-voting, (c) includes a dividend of 8% per annum paid annually, (d) may be redeemed at any time for an amount equal to the Stated Value plus all accumulated and unpaid dividends, (e) may be converted at the election of the holder into shares of $0.00015 par value common stock a rate equal to 50% of the market price of the Company’s shares of common stock (but in no event in an amount less than $1.00 per share nor more than $5.00 per share), and has a (f) liquidation preference of $500.00 per share plus all accumulated and unpaid dividends.

The 30 shares of outstanding Series B Preferred Stock may be converted into an aggregate of fifteen thousand (15,000) shares of the Company’s common stock at an exercise conversion ratio of one (1) share of Common Stock to each one dollar of Series B Preferred Stock stated value.

Common Stock

The Company has authorized 99,000,000 shares of common stock $.00015 par value per share (the “Common Stock”).  As of March 31, 2009, the Company has 11,325,647 shares of Common Stock issued and outstanding.  The Company’s shares of Common Stock are traded on the Over the Counter Bulletin Board (“OTCBB”) electronic quotation system, the trading symbol is HBDY.

Shares of Common Stock Reserved For Future Issuance

We have reserved 1,032,504 shares of common stock for future issuance pursuant to the terms of our outstanding convertible promissory notes, shares of Series A Convertible Preferred Stock, Class A Warrants and selling agent warrants and stock option plans as of the date of this report as follows:
		Conversion	Number of
	Amount	Rate	Shares
Shares of common stock authorized			99,000,000
Shares of common stock outstanding			1,291,939
Shares of common stock reserved for issuance upon exercise of conversion of:
Secured convertible promissory note	$5,567	$0.12	46,392
Unsecured convertible promissory notes	53,961	40.00	1,349
Series A convertible preferred stock	300,000	22.50	13,333
Series B convertible preferred stock	15,000	1.00	15,000
Class A warrants		45.00	13,333
Class B warrants		25.00	600
2009 Consultants Stock Compensation Plan
Vested options outstanding		1.00	200,000
Reserved for future issuance			740,000
Selling agent warrants		54.00	2,497
Shares of common stock available for future issuance			96,675,557

Class A Warrants

The Company has Class A Warrants issued pursuant to its Series A Preferred Stock Private Placement Unit Offering.  The terms of these Class A Warrants have been adjusted pursuant to the Anti-Dilution Agreement with the Unit purchasers such that the purchasers may purchase 13,333 shares of the Company’s common stock at an exercise price of $45.00 per share at any time prior to December 31, 2012 the date of expiration of the Class A Warrants and may be called for redemption at a redemption price of $2.00 per warrant at any time after the Company’s shares of common stock have traded above $1.50 for 10 consecutive trading days.

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

2009 Consultant Stock Compensation Plan

The 2009 Consultant Stock Compensation Plan provides for the issuance of up to 1,000,000 shares of Company’s $0.00015 shares of Common Stock at a price to be no less than the fair value of the Company’s shares of common stock on the date of grant.  On December 22, 2009 the Company filed SEC Form S-8 in registration of shares to be issued pursuant to this plan.  As of the date of this report the Company has reserved 740,000 shares of common stock reserved for future issuance pursuant to the Plan.

Summary of Warrants and Options Outstanding

A summary of the status of warrants and options granted at March 31, 2010 and December 31, 2009 and changes during the periods then ended is presented below:

	For the Three Months		For the Twelve Months
	Ended March 31, 2010		Ended December 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	216,430	$4.39	15,830	$46.40
Granted	-	-	200,600	1.07
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	216,430	$4.39	216,430	$4.39

Weighted average fair value of warrants granted during the period	216,430	$4.39	216,430	$4.39

A summary of the status of the warrants outstanding at March 31, 2010 is presented below:

Warrants Outstanding				Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$45.00	13,333	2.75	$45.00	13,333	$45.00
$25.00	600	3.83	$25.00	600	$25.00
$54.00	2,497	2.83	$54.00	2,497	$54.00
$1.00	200,000	9.75	$1.00	200,000	$1.00

NOTE 10 – INCOME TAXES

The Company has available at March 31, 2010 an unused operating loss carryforward of approximately $2,509,309 which may be applied against future taxable income and which expires in the years 2026 and 2029. The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws then in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax asset associated with the Company’s net operating loss carryforward, the Company has established a valuation allowance equal to the total tax effect of the net operating loss and, therefore, no deferred tax asset has been recognized.

NOTE 11 – MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

The Company has evaluated subsequent events through the time May 21, 2010 which is the date of this report.  No events have occurred subsequent to May 21, 2010, that requires disclosure or recognition in these financial statements.

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

Net Loss

The company had a net loss of $60,754 for the three months ended March 31, 2010 compared to a net loss of $77,570 for the same period in 2009. The 2010 loss was due primarily to expenses for salaries, consulting and professional fees associated with the Company’s high performance motorcycle manufacturing subsidiary Delaware American Motors LLC.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities, the use of short and long-term debt and credit from our vendors, shareholders and executive officers.  As of March 31, 2010, we had $1,262 of cash on hand, $92,633 in inventory, and $493,100 in current liabilitie.

Net cash used by operating activities for the three months ended March 31, 2010 was $3,729 which was primarily the result of the net loss of $60,754, compared to net cash used by operating activities of $47,064 with a net loss of $77,570 for the three months ended March 31, 2009.   We have met our operating expenses and current public reporting obligations principally from credit provided by our vendors.  Further vendor credit may not be available to us in the future.

We will require additional cash resources of $600,000 to meet our operating needs for the next twelve months plus an additional $60,404 to pay our short term secured convertible promissory notes which are due in May and June (if not otherwise extended or converted to shares of common stock) and $179,323 to pay our current accounts payable.

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

Our plan of operation for the coming quarter is to focus on obtaining the financing necessary to undertake our goals of: (i) the development of our Tech Twin American 13C Series and Tech Twin American Signatures Series of motorcycles, (ii) undertake selling efforts of these products and (iii) undertake the introduction of our brand.  We anticipate the total aggregate capital needed to carry out our long-term goals to be approximately $2,600,000.

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

The price of our common stock has declined from $0.95 on May 13, 2008, the date we acquired DAM to $0.16 on March 31, 2010.  This decline has had an adverse impact on our ability to raise additional cash from the sale of our equity securities.  In addition, the holders of our derivative securities have the right to convert or purchase up to 292,504 shares of our common stock at prices ranging from seven cents ($0.12) to twenty-seven cents ($54.00).  These rights may have the effect of further depressing the price of our equity securities and restricting our ability to raise additional financing.

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

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit No.	Exhibit

31*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial & Accounting Officer

32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Accounting Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAM Holdings, Inc.

Date:	May 21, 2010	/s/ MARK S. KLEIN
Mark S. Klein, President
Principal Executive Officer and Principal Accounting Officer