Form 10-Q
period 2010-06-30
DAM HOLDINGS INC
filed 2010-08-17
CIK 1253557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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

1,291,939 shares outstanding as of August 10, 2010.

DAM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

DAM HOLDINGS, INC.And Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$553	$696
Accounts Receivable	-	-
Prepaid Expenses	295	6,295
Inventory	94,552	92,738
Total Current Assets	95,400	99,729

Equipment	8,339	36,608
Less: Accumulated Depreciation	(5,005)	(22,008)
Total Equipment	3,334	14,600

Total Assets	$98,734	$114,329

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$187,881	$118,903
Accrued Payroll Taxes Payable	49,621	56,550
Accrued Wages & Accounts Payable Officers	125,791	61,979
Promissory Notes Payable	150,689	111,825
Current Portion of Long Term Notes Payable	61,264	87,052
Total Current Liabilities	575,246	436,309

Long Term Notes Payable	-	-

Total Liabilities	575,246	436,309

Stockholders' Deficit
Preferred Stock - $0.0001 par value, 338,000 shares
authorized no shares issued and outstanding	$-	$-
Series A Preferred Stock - $5 stated value, 660,000 shares
authorized 60,000 shares issued and outstanding	300,000	300,000
Series B Preferred Stock - $500 stated value, 2,000 shares
authorized 20 shares issued and outstanding	15,000	15,000
Common Stock - $.00015 par value, 99,000,000 shares
authorized, 1,291,939 shares issued and outstanding	194	194
Additional Paid-In Capital	1,969,078	1,969,078
Accumulated Deficit	(2,760,784)	(2,606,252)

Total Stockholders' (Deficit)	(476,512)	(321,980)

Total Liabilities and Stockholders' Deficit	$98,734	$114,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DAM HOLDINGS, INC.
And Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Month Period		For the Six Month Period
	Ending June 30,		Ending June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$2,697	$30,264	$3,886	$35,838
Cost of Goods Sold	600	16,426	1,802	18,952

Gross Profit	2,097	13,838	2,084	16,886

Operating Expenses
General and Administrative	79,662	76,116	129,557	148,021
Stock based compensation	-	-	-	-
Depreciation and amortization	1,424	3,314	2,848	7,311

Total Operating Expenses	81,086	79,430	132,405	155,332

Other Expenses
Gain on Sale of Equipment	(3,722)	-	(3,722)	-
Loss on repurchase of royalty agreement	-	(6,250)	-	(6,250)
Interest expense	(11,067)	(4,095)	(20,489)	(8,811)
Total Other Expenses	(14,789)	(10,345)	(24,211)	(15,061)

Net (Loss)	$(93,778)	$(75,937)	$(154,532)	$(153,507)

Net (Loss) Per Common Share	$(0.32)	$(1.26)	$(0.53)	$(2.56)

Weighted average shares outstanding	292,233	60,061	292,233	60,061

The accompanying notes are an integral part of these unaudited consolidated financial statements

DAM HOLDINGS, INC.
And Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Month Period
	Ending June 30
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net (Loss)	$(154,532)	$(153,507)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	2,484	7,311
Stock based issued for expenses		6,250
Officer compensation contributed to capital		50,882
Loss on sale of assets	3,722	-
Changes in assets and liabilities:
Accounts receivable	-	(363)
Prepaid expenses	6,000	2,250
Inventory	(1,814)	(4,081)
Accounts payable	68,978	(159,087)
Accrued payroll taxes	(6,929)	15,555
Notes payable	13,076	-
Accrued wages	63,812	60,763

Net Cash Used in Operating Activities	(5,203)	(174,027)

Cash Flows Used in Investing Activities:
Proceeds from sale of assets	5,060	-

Cash Flows Used in Investing Activities	5,060	-

Cash Flows From Financing Activities:
Sale of securities for cash, net	-	10,000
Conversion of Notes Payable	-	103,551

Net Cash From Financing Activities	-	113,551

Net (Decrease) Increase in Cash	$(143)	$(60,476)
Cash at Beginning of Period	696	65,954
Cash at End of Period	$553	$5,478

	Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2010	2009
Cash paid for:
Interest	$2,500	$2,380
Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Officers compensation contributed to capital	$-	$50,882
Shares isssued for payment of indebtedness	$-	$103,551
Increase in vendor notes payable	$18,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2010
(Unaudited)

NOTE 1 – UNAUDITED FINANCIAL INFORMATION

The unaudited financial information included for the six-month interim periods ended June 30, 2010 and 2009 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented. The results of operations for the six-month period ended June 30, 2010 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2010.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company incurred a net loss of $154,532 and $317,608 for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively, and as of June 30, 2010 the Company has an accumulated deficit of $2,760,784 and a net working capital deficit of $479,846.

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

NOTE 4 – INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”).  Inventory is stated at cost and reserves are recorded to state the inventory at net realizable value.  Inventory at June 30, 2010 consists of the following:

	June 30,	December 31,
	2010	2009
Motorcycles and prototypes	$83,246	$83,246
Parts and supplies	22,928	23,072
Less valuation allowance	11,622	13,580
	$94,552	$92,738

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2010 consists of the following:

	June 30,	December 31,
	2010	2009
Machinery, plant and equipment	$8,339	$36,608
Accumulated depreciation	(5,005)	(22,008)
	$3,334	$14,600

Depreciation expense was $2,848 and $7,311 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 6 – ABANDONMENT OF SUBSIDIARY

During the period the Company ceased support for and abandoned Pukka USA, Inc. and its subsidiary companies (the Pukka Group).  The Pukka Group has been inactive since 2008.  The abandonment and other adjustments resulted in no net gain or loss.

NOTE 7 – ACCOUNTS AND NOTES PAYABLE

Accounts Payable

The Company had outstanding accounts payable of $187,881 and $118,903 as of June 30, 2010 and December 31, 2009, respectively.  Accounts payable also include amounts owed on credit cards used for the payment of goods and services with annual interest rates from 7.99% to 17.99%.

Accrued Wages and Payroll Taxes

The Company has a Key Employee Agreement with its President.  The terms of the agreement provides that the executive is employed on an “at will” basis at an annual rate of compensation of $96,000, having an initial term of two years and month to month thereafter.  The agreement also provides that any intellectual property originated by the executive during his term of the agreement shall be the property of the Company.  The accompanying financial statements include an aggregate of $31,378 and $94,927 of executive officer compensation expense for each of the six month periods ending June 30, 2010 and 2009 respectively.

The Company’s financial resources are not sufficient to permit the payment of employee compensation on a current basis and the Company has accrued unpaid compensation and payroll taxes owing in respect of its sole executive officer and one administrative employee.  The Company’s aggregate accrued and unpaid wages and related payroll taxes is $107,624 and $56,550 as of June 30, 2010 and December 31, 2009, respectively.

Notes Payable

At June 30, 2010 the Company has the following notes payable:

Demand promissory notes due officer with interest at 12% per annum	$67,789

Demand promissory notes due vendors with interest at 12% per annum	150,689

Unsecured convertible promissory notes with interest at 6% per annum and convertible at the rate of $40.00 per share.	55,447

Secured convertible promissory note with interest at 10% per annum and convertible at the rate of $0.0025 per share but limited to 300,000 shares of common stock.	5,817
Total	$279,742
Less current portion	(279,742)
Long-term debt	$-

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Facilities Lease

During the period the Company rented 8,300 sq. ft. of office, garage and storage space in a single facility located in Paterson, New Jersey.  The building was sold and the Company opted to end its occupancy.  The Company uses office and storage space provided by an officer on a month to month basis.  The accompanying financial statements include rent expense of $2,040 and $12,500 for each of the six month periods ending June 30, 2010 and 2009 respectively.

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

Common Stock

The Company has authorized 99,000,000 shares of common stock $.00015 par value per share (the “Common Stock”).  As of June 30, 2010, the Company has 1,291,939 shares of Common Stock issued and outstanding.  The Company’s shares of Common Stock are traded on the Over the Counter Bulletin Board (“OTCBB”) electronic quotation system, the trading symbol is DAMH.

Shares of Common Stock Reserved For Future Issuance

We have reserved 1,286,156 shares of common stock for future issuance pursuant to the terms of our outstanding convertible promissory notes, shares of Series A Convertible Preferred Stock, Class A Warrants and selling agent warrants and stock option plans as of the date of this report as follows:

		Conversion		Number of
	Amount	Rate		Shares
Shares of common stock authorized				99,000,000
Shares of common stock outstanding				1,291,939
Shares of common stock reserved for issuance upon exercise of conversion of:
Secured convertible promissory note	$5,551	$.0025	(a)	300,000
Unsecured convertible promissory notes	55,712	40.0000		1,393
Series A convertible preferred stock	300,000	22.5000		13,333
Series B convertible preferred stock	15,000	1.0000		15,000
Class A warrants		45.0000		13,333
Class B warrants		25.0000		600
2009 Consultants Stock Compensation Plan
Vested options outstanding		1.0000		200,000
Reserved for future issuance				740,000
Selling agent warrants		54.0000		2,497
Shares of common stock available for future issuance				96,421,905
______________

(a)	Conversion is limited to no more than 300,000 shares of common stock.

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

Summary of Warrants and Options Outstanding

A summary of the status of warrants and options granted at June 30, 2010 and December 31, 2009 and changes during the periods then ended is presented below:

	For the Six Months		For the Twelve Months
	Ended June 30, 2010		Ended December 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	216,430	$4.39	15,830	$46.40
Granted	-	-	200,600	1.07
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	216,430	$4.39	216,430	$4.39

Weighted average fair value of warrants granted during the period	216,430	$4.39	216,430	$4.39

A summary of the status of the warrants outstanding at June 30, 2010 is presented below:

Warrants Outstanding				Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$45.00	13,333	2.67	$45.00	13,333	$45.00
$25.00	600	3.75	$25.00	600	$25.00
$54.00	2,497	2.75	$54.00	2,497	$54.00
$1.00	200,000	9.67	$1.00	200,000	$1.00

NOTE 10 – INCOME TAXES

The Company has available at June 30, 2010 an unused operating loss carryforward of approximately $2,603,087 which may be applied against future taxable income and which expires in the years 2026 through 2030. The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws then in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax asset associated with the Company’s net operating loss carryforward, the Company has established a valuation allowance equal to the total tax effect of the net operating loss and, therefore, no deferred tax asset has been recognized.

	June 30,	December 31,
	2010	2009
Deferred tax assets:
Net operating loss and credit carryforwards	$989,173	$930,451
Less valuation allowance	989,173	930,451
Total deferred tax assets	$-	$-

NOTE 11 – MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

The Company has evaluated subsequent events occurring since June 30, 2010 which is the date of the balance sheet included herein.  No events have occurred subsequent to June 30, 2010, that requires disclosure or recognition in these financial statements.

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

Overview, Plan of Operations and Outlook

Overview

Net Loss

The company had a net loss of $154,532 for the six months ended June 30, 2010 compared to a net loss of $153,507 for the same period in 2009. The 2010 loss was due primarily to expenses for salaries, consulting and professional fees associated with the Company’s high performance motorcycle manufacturing subsidiary Delaware American Motors LLC.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities, the use of short and long-term debt and credit from our vendors, shareholders and executive officers.  As of June 30, 2010, we had $553 of cash on hand, $94,552 in inventory, and $575,246 in current liabilities.

Net cash used by operating activities for the six months ended June 30, 2010 was $154,532  which was primarily the result of the net loss of $5,203, compared to net cash used by operating activities of $174,027 with a net loss of $153,507 for the six months ended June 30, 2009.   We have met our operating expenses and current public reporting obligations principally from credit provided by our vendors.  Further vendor credit may not be available to us in the future.

We will require additional cash resources of $600,000 to meet our operating needs for the next twelve months plus an additional $61,264, to pay our short term secured convertible promissory notes which became due in May and June (if not otherwise extended or converted to shares of common stock) and $187,881 to pay our current accounts payable.

Plan of Operations

The current economic environment in the U.S. and abroad appears to have stabilized but has not yet begun to appreciably improve.  The effect of this on the Company has been and is expected to continue to be significant.  The Company is a young company with a new brand and a high dollar value luxury product. Over the next twelve months we intend to build our brand name “Delaware American Motors” based upon the introduction of the Tech Twin American 13C Series and Tech Twin American Signature Series of high-performance heavy weight motorcycles.  Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference and warranties. In the U.S., suggested retail prices for the Company’s motorcycles range from being comparable to higher than suggested retail prices for comparable motorcycles available in the market.

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

Our common stock may be traded on the OTCBB under the trading symbol DAMH but our shares are not actively traded.  The price has declined from $0.95 on May 13, 2008, the date we acquired DAM to $0.01 on June 30, 2010.  This decline has had an adverse impact on our ability to raise additional cash from the sale of our equity securities.  In addition, the holders of our derivative securities have the right to convert or purchase up to 1,286,156 shares of our common stock at prices ranging from twenty-five hundredths of one cent ($0.0025) to fifty-four dollars ($54.00).  These rights may have the effect of further depressing the price of our equity securities and restricting our ability to raise additional financing.

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

DAM Holdings, Inc.

Date:	August 16, 2010	/s/ MARK S. KLEIN
Mark S. Klein, President
Principal Executive Officer and Principal Accounting Officer