Form 10-K
period 2010-12-31
DAM HOLDINGS INC
filed 2011-09-23
CIK 1253557

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50370

DAM HOLDINGS, INC.
(Name of Small Business Issuer in its charter)

State of Nevada	33-1041835
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 503, Totowa, NJ	07511
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number     (973) 981-8626

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.00015 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act
Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $.00015 par value common stock held by non-affiliates of the registrant was approximately $0.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of December 31, 2010 was 1,291,939 shares of its $.00015 par value common stock.  No stock.

No documents are incorporated into the text by reference.

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

The Delaware American Motors
2008 Sturgis AMD World Championship trophy winner the “Pennsylvania”

The Delaware American Motors
The Colony series “Delaware” model.

Our motorcycles were designed by our in house staff of professionals and are hand assembled in Paterson by us from custom and stock parts manufactured to our specifications.

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

Employees

As of December 31, 2010, we had 1 employee.  We have an employment agreement with Mr. Klein our President, Secretary and Treasurer that provides for his continued service to the Company until either party provides 2 weeks notice to the other of their intent to terminate.  We believe our employee relations are generally good. Our employees are not represented by a collective bargaining unit.

Item 2.       Description of Property

The Company is the owner of certain proprietary technologies and copyrights.

Item 3.       Legal Proceedings

None.

Item 4.       (Removed and Reserved)

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)     Market Information.  Our common stock currently trades on the OTC Bulletin Board under the symbol “DAMH.” The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters since our stock began trading in July 2007, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 31, 2010 was $0.01 per share.

	High	Low
Fiscal Year 2010
First Quarter	$20.00	$2.00
Second Quarter	$14.00	$5.00
Third Quarter	$10.00	$4.00
Fourth Quarter	$0.01	$0.01

Fiscal Year 2009
First Quarter	$0.01	$0.01
Second Quarter	$0.16	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.01	$0.01

(b)     Holders.  As of December 31, 2010, there were 175 shareholders of record of our common stock; this number does not include beneficial owners from whom shares are held by nominees in street name.

(c)     Dividends.  During the last two fiscal years, no cash dividends have been declared on the Company’s common stock and management does not anticipate that dividends will be paid in the foreseeable future.

(d)     Securities authorized for issuance under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)

Equity compensation plans approved by security holders (i)	200,000	$1.00	740,000

Equity compensation plans not approved by security holders	None	N/A	None

Total	200,000	$1.00	740,000
______________
(i)	Includes the aggregate of all options that may be granted pursuant to the terms of the Company’s 2009 Consultant’s Stock Compensation Plan.
(ii)
The Company has no plans or agreements for the issuance of shares of common stock under any compensation plan or individual compensation arrangement other than upon the exercise of an option, warrant or right.

The Company has no compensation plan under which equity securities of the Company are authorized for issuance that was adopted without the approval of security holders.

Item 6.       Selected Financial Data

Not applicable.

Item 7.       Management’s Discussion and Analysis

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

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at December 31, 2010 and 2009. If the financial condition of the Company's customers should deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 "TRANSITION ELECTION RELATED TO ACCOUNTING FOR TAX EFFECTS OF SHARE-BASED PAYMENT AWARDS" (FSP 123(R)-3). We adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The adoption did not have a material impact on our results of operations and financial condition.

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

Results of Operations
Fiscal 2010 Compared To Fiscal 2009

Revenues and Cost of Sales
Revenue for 2010 was $3,885 which is an decrease from $49,168 in 2009.   Cost of sales for 2010 was $1,802 which is an increase from $21,471 in 2009.  During 2010 the Company carried out its move to new quarters and performed service and maintenance services for customers.

Selling, General and Administrative Expenses
In 2009, selling, general and administrative costs were $280,812 which decreased to $219,406 in 2010. This change is primarily a reflection of decreases in expenditures for salaries, consulting and operating expenses for our motorcycle manufacturing business.

Our expenses for 2010 and 2009 include $-0- and $75,658 respectively, of non-cash stock based compensation expenses.  For 2010 the principal components of our expenses are the accrued salary for our president of $114,161 and $72,000 of accrued legal, accounting and consulting fees for outside service providers all of which was paid through the issuance of promissory notes.

Provision for Income Taxes
For the years ending December 31, 2010 and 2009, the Company has incurred losses for tax purposes. The tax asset generated by the tax losses and any temporary differences has been fully reserved.

Net Income
The company had a loss of $260,535 in 2010 compared to net loss of $317,608  in 2009. The loss was due primarily to expenditures for salaries, consulting and operating expenses for our motorcycle manufacturing business and to meet our public reporting obligations.

Liquidity and Capital Resources

As of December 31, 2010, we had negligible cash of $124 and approximately $677,972 in liabilities.  To continue operations we require additional financing and are exploring various methods for obtaining additional capital including short term borrowing and the issuance of our equity or debt securities.  There is no assurance that additional capital will be available to us, or if available, will be made available on suitable terms.

Net cash used by operating activities for the twelve months ended December 31, 2010 was $4,117 which was primarily the result of the net loss.  This compared to net cash used by operating activities of $61,494 for the twelve months ended December 31, 2009.  Net cash from financing activities for the twelve months ended December 31, 2010 was $-0- compared to $29,047 for the twelve months ended December 31, 2009.  The reductions in 2010 from 2009 are primarily a reflection of the deteriorating economy and difficulties in securing sources of investment and financing.

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

Item 8.       Financial Statements and Supplementary Data

Please refer to the pages beginning with F-1.

Item 9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Change in Accountants

None.

Disagreements with Accountants

None.

Item 9A.    Controls And Procedures

Disclosure Controls and Procedures

Mark Klein, who is our chief executive officer and chief financial officer during this reporting period, has concluded that the disclosure controls and procedures were not effective as of December 31, 2010.  These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The registrant had not filed its SEC filings since the third quarter of 2009.  Management has only recently prepared and filed the required SEC reports.  Management intends to implement internal controls to ensure that similar situations do not occur in the future and that required SEC filings will be timely.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management concluded that as of December 31, 2010, it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.  As of December 31, 2010, we have concluded that our internal control over financial reporting was not effective as of December 31, 2010.

The Company’s assessment identified certain material weaknesses which are set forth below:

Entity Level Controls

We have insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

We currently have insufficient resources which may restrict our ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve an optimum segregation of duties.

Functional Controls and Segregation of Duties

We have an inadequate segregation of duties consistent with control objectives. Our management is composed of a single individual resulting in a situation where no segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties.  Management intends to reassess this matter during the current fiscal year to determine whether improvement in segregation of duties is feasible.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are a circumstance due to our small size.  Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for our business operations.

We are committed to improving our financial organization. As part of this commitment, we will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

(1)	Adding personnel with the depth of knowledge and time commitment to provide a greater level of review for corporate activities;

(2)	Continuing to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes; and

(3)	Soliciting independent directors to enhance corporate governance and Board composition.

We intend to consider the results of our remediation efforts and related testing as part of our assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

(a)     Directors and executive officers:

Name	Age	Position

Mark S. Klein	51	President, Treasurer, Secretary and Director since 2006

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

None.

(e)     Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  To the best of the Company's knowledge, with the exception of those persons disclosed in this report, no reports have been filed by any other persons who claim ownership of more than 10% of the Company's equity securities.

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

Item 11.    Executive Compensation

The following table sets forth certain information with respect to annual compensation paid in 2008 and 2008 to the Company's executive officers.

Name and Principal Position	Year	Annual Compensation	Awards	Payouts	All Other Compensation
Mark S. Klein (i)	2010	None	None	None	None
President, Secretary, Treasurer and Director	2009	None	$45,925	None	$50,000

______________________
(i)
Mr. Klein has a Key Employee Agreement with the Company dated as of May 6, 2008 which provides for annual compensation of $96,000.  The 2010 Annual Compensation does not include $114,161 of accrued and unpaid compensation owing as to the year ending December 31, 2010.  The 2009 Annual Compensation includes compensation payments of 752,500 shares of common stock and a $50,000 promissory note.

(b)     Outstanding equity awards at fiscal year-end

None.

(c)     Compensation of Directors

The Executive Officer of the Company also serves as the sole director of the Company.  The Company did not make any separate director compensation payments of fees, stock awards, option awards, non-equity incentive plan compensation, non-qualified deferred compensation earnings or other compensation to any of its directors.  The Company does not pay its directors for their service as a director or for attending meetings of the directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of December 31, 2010, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and by directors and officers of the Company, both individually and as a group.

(a)     Security ownership of certain beneficial owners and management

The following table indicates how many shares of our common stock were beneficially owned as of December 31, 2010, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group.

In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants those are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 1,291,939 shares outstanding on December 31, 2010. The address of each director, executive officer and certain beneficial owners is listed below:

Name and Address	Number of Shares Beneficially Owned	Percent of Class
Mark S. Klein Director, President, Secretary and Treasurer P.O. Box 503 Totowa, NJ 07511	772,863	59.84%

David S. Lee P.O. Box 503 Totowa, NJ 07511	119,154	9.23%

Sharp Capital LP 800 Third Ave., 27th Floor New York, NY 10022	89,365	6.92%

Frank Basile c/o Sharp Capital LP 800 Third Ave., 27th Floor New York, NY 10022	89,365	6.92%

All officers and directors as a group (1 person)	772,863	59.84%

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

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

None.

(b)     Parents

None.

(c)     Promoters and control persons

None.

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

Item 14.    Principal Accountant Fees and Services

	For the year ended
	2010	2009
Audit Fees	$8,000	$8,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)           Exhibits

Exhibit Number	EXHIBIT

3(i)	Certificate of Incorporation (1)(6)
3(ii)	Articles of Incorporation-ByLaws (1)(6)
3(iii)	Amendments to Articles of Incorporation (1)(6)
3(iv)	Amendments to the Articles of Incorporation October 30, 2003 (2)
4.1	Description of Securities (1)(6)
4.1(i)	Sample Common Stock Share Certificate (1)(6)
4.1(ii)	Description of Securities (2)
4.1(iii)	Sample $0.0001 par value Common Stock Share Certificate (2)
4.1(iv)	Share Escrow Agreement (2)
4.1(iv)(a)	Share Escrow Agreement with signatures (3)
4.1(v)	Form of Lock-Up Agreement (2)
4.1(v)(a)	Lock-Up Agreement of Hugo Barrientos (3)
4.1(v)(b)	Lock-Up Agreement of Omar A. Barrientos (3)
4.1(v)(c)	Lock-Up Agreement of Omar G. Barrientos (3)
4.1(v)(d)	Lock-Up Agreement of Elizabeth Schroeder & Isabel Barrientos (3)
4.1(v)(e)	Lock-up Agreement of Elizabeth Schroeder (3)
4.1(v)(f)	Lock-Up Agreement of Gene Fairchild (3)
4.1(v)(g)	Lock-Up Agreement of Charles A. Koenig (3)
4.1(v)(h)	Lock-Up Agreement of John E. Rayl (3)
4.1(v)(i)	Lock-Up Agreement of Elisa Giordano (3)
4.1(v)(j)	Lock-Up Agreement of Christopher H. Giordano (3)
4.1(v)(k)	Lock-Up Agreement of Michael Giordano (3)
4.1(v)(l)	Lock-Up Agreement of Nicholas Giordano (3)
4.1(v)(m)	Lock-Up Agreement of Birchwood Capital Advisors, Inc. (3)
4.1(vi)(a)	Class A Warrant Agreement dated November 20, 2007 (9)
4.1(vi)(b)	Sample Class A Warrant Certificate (9)
4.1(vii)	Sample Series A Convertible Stock Certificate (9)
4.2	Resolution to Incorporate Spin-Off dated June 16, 1999 (1)(6)
4.3	Resolution for the Transfer of Intellectual Assets dated August 14, 2002 (1)(6)
4.4	Resolution Stock Dividend dated September 20, 2002 (1)(6)
4.5(i)	Payment Agreement Omar Barrientos (1)(6)
4.5(ii)	Payment Agreement Chris Giordano (1)(6)
4.5(iii)	Payment Agreement John E. Rayl (1)(6)
4.5(iv)	Payment Agreement Charles A. Koenig (1)(6)
4.6(i)	Resolution to Issue Stock to Omar Barrientos (1)(6)
4.6(ii)	Resolution to Issue Stock to Chris Giordano (1)(6)
4.6(iii)	Resolution to Issue Stock to John E. Rayl (1)(6)
4.6(iv)	Resolution to Issue Stock to Charles A. Koenig (1)(6)
4.7(i)	Subscription Agreement Omar Barrientos (1)(6)

4.7(ii)	Subscription Agreement Chris Giordano (1)(6)
4.7(iii)	Subscription Agreement John E. Rayl (1)(6)
4.7(iv)	Subscription Agreement Charles A. Koenig (1)(6)
4.8	Resolution of Board of Directors dated May 31, 1997 re: rights of Preferred Stock of USA Sunrise Beverages, Inc. (6)
*4.9(i)	8% Convertible Secured Promissory Note and Security Agreement issued to Arturo Montepara dated November 12, 2008 in the principal amount of $5,000
*4.9(ii)	8% Convertible Secured Promissory Note and Assignment issued to David S. Lee dated December 17, 2008 in the principal amount of $100,000
5.0	Opinion of Counsel dated August 7, 2003 (1)(6)
6.0	2005 Stock Option Plan (7)
10.1	Letter of Intent with Paul Miller Sr. Trust Dated March 31, 2003 (1)(6)
10.2	Stock Purchase Agreement Among The Purchasers Executing This Agreement and Omar Barrientos and Other Stockholders of USA Sunrise Beverage, Inc. dated September 23, 2002 (3)
10.2.a
Stock Purchase Agreement Among The Purchasers Executing This Agreement and Omar Barrientos and Other Stockholders of USA Sunrise Beverage, Inc. dated September 23, 2002 with Schedule I, Appendix A and Exhibit A thereto (4)

10.2b	Sunrise USA Beverages, Inc. Shareholder Solicitation Letter (6)
10.6	Quit Claim Deed and Release dated August 18, 1998 between Dakota Mining and Construction, Inc. and USA Sunrise Beverages, Inc. (6)
10.8	Loan Agreement between Omar Barrientos and USA Sunrise Beverages, Inc. dated January 1, 1994 (6)
10.9	Note Agreement between Dr. Neil Kurti and USA Sunrise Beverages, Inc. dated November 11, 1995 (6)
10.9(i)	Note Satisfaction and Release between Dr. Neil Kurti and USA Sunrise Beverages, Inc. dated September 6, 2002 (3)
10.9(ii)	Agreement For Satisfaction and Release between Paul Miller Sr. Trust and USA Sunrise Beverages, Inc. dated September 4, 2002. (3)
10.9(iii)	Satisfaction of Judgment of Dr. Vincent E. Eilers dated January 19, 2004 (3)
10.9(iv)	Satisfaction and Release between Tesoro Corporation and USA Sunrise Beverages, Inc. executed June, 2002 (3)
12.1	Code of Ethics (8)
*21.1	List of Subsidiaries
*31.1	Rule 13a-14(a)/15d-14(a) Certifications
*32.1	Section 1350 Certifications

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

(b)     Reports on Form 10-K:   None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated September 20, 2011	By:	/s/ MARK KLEIN
Mark Klein
President, Chief Executive Officer, Principal Financial Officer and Sole Director

*21.1	List of Subsidiaries
*31.1	Rule 13a-14(a)/15d-14(a) Certifications
*32.1	Section 1350 Certifications

* Filed herewith

DAM Holdings, Inc. and Subsidiaries

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
DAM Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of DAM Holdings, Inc. and Subsidiaries (“the Company) as of December 31, 2010 and 2009, and the related consolidated statement of operations, stockholders’ deficit and cash flows for the years ended December 31, 2010 and 2009.   These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DAM Holdings, Inc.  and Subsidiaries as of December 31, 2010 and 2009 and the results of its operations, and cash flows for the years ended December 31, 2010 and 2009  in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $2,866,787 as of December 31, 2010 and has incurred a net loss of $260,535 for the year ended December 31, 2010. These factors as discussed in notes to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company,  LLC

Gruber & Company, LLC Lake Saint Louis, Missouri September 19, 2011

DAM HOLDINGS, INC. & SUBSIDIARIES
Comparative Consolidated Balance Sheet
As of December 31, 2010 and 2009

	December 31	December 31
	2010	2009
	(Audited)	(Audited)
ASSETS
Current Assets:
Cash	$124	$696
Accounts Receivable	-	-
Prepaid Expenses	295	6,295
Inventory (net of valuation reserve of $11,623 and $13,580 respectively)	94,552	92,738
Total Current Assets	94,971	99,729

Equipment	8,339	36,608
Less: Accumulated Depreciation	(7,853)	(22,008)
Total Equipment	486	14,600

Total Assets	$95,457	$114,329

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$198,218	$118,903
Accrued Payroll Taxes Payable	29,980	56,550
Promissory Notes Payable Officers	186,083	61,979
Promissory Notes Payable	200,677	111,825
Current Portion of Long Term Notes Payable	63,014	87,052
Total Current Liabilities	677,972	436,309

Total Liabilities	677,972	436,309

Stockholders' Deficit
Preferred Stock - $0.0001 par value, 900,000 shares
authorized no shares issued and outstanding	-	-
Series A Preferred Stock - $5 stated value, 660,000 shares
authorized 60,000 shares issued and outstanding	300,000	300,000
Series B Preferred Stock - $500 stated value, 2,000 shares
authorized 30 shares issued and outstanding	15,000	15,000
Common Stock - $.00015 par value, 99,000,000 shares
authorized, 1,291,939 shares issued and outstanding	194	194
Additional Paid-In Capital	1,969,078	1,969,078
Accumulated Deficit	(2,866,787)	(2,606,252)
Total Stockholders' Deficit	(582,515)	(321,980)

Total Liabilities and Stockholders' Deficit	$95,457	$114,329

The accompanying notes are an integral part of these financial statements

DAM HOLDINGS, INC. & SUBSIDIARIES
Consolidated Statement of Operations
For the Years Ended December 31, 2010 and 2009

	For The Year Ending December 31
	2010	2009
	(Audited)	(Audited)

Revenues	$3,885	$49,188
Cost of Goods Sold	1,802	21,471

Gross Profit	2,083	27,717

Operating Expenses
General and Administrative	219,406	238,823
Stock based compensation	-	75,658
Depreciation and amortization	5,696	12,999

Total Operating Expenses	225,102	327,480

Other Expenses
Interest expense	(43,047)	17,845
Other income	5,531	-

Net Income (Loss)	$(260,535)	$(317,608)

Basic net loss per share before extraordinary item	$(0.20)	$(3.59)

Basic net income from extraordinary item	$-	$-

Basic net loss per share	$(0.20)	$(3.59)

Weighted average shares outstanding	1,291,939	88,467

The accompanying notes are an integral part of these financial statements

DAM HOLDINGS, INC. & SUBSIDIARIES
Consolidated Statement of Cash Flow
For the Years Ended December 31, 2010 and 2009

	For The Year Ending December 31
	2010	2009
	(Audited)	(Audited)
Cash Flows from Operating Activities

Net (Loss)	$(260,535)	$(317,608)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	5,696	12,999
Stock based compensation expenses	-	75,658
Officers compensation contributed to capital		172,410
Changes in assets and liabilities:
Accounts receivable	-	244
Prepaid expenses	(6,000)	(4,045)
Inventory	(1,814)	(6,989)
Accounts payable	79,315	62,386
Accrued payroll and payroll taxes	118,145	(56,549)
Notes Payable	61,076	-

Net Cash Used in Operating Activities	(4,117)	(61,494)

Cash Flows Used in Investing Activities:
Sale of equipment	3,545	(32,807)
Cash Flows Used in Investing Activities	3,545	(32,807)

Cash Flows From Financing Activities:
Sale of securities for cash, net	-	15,100
Proceeds from notes payable	-	16,700
Payment on notes payable	-	(2,753)
Net Cash From Financing Activities	-	29,047

Net (Decrease) Increase in Cash	$(572)	$(65,254)
Cash at Beginning of Period	696	65,950
Cash at End of Period	$124	$696

Supplemental Disclosures of Cash Flow Information:

Cash paid during the periods ending December 31:

	2010	2009

Interest	$-0-	$1,172
Income taxes	$-0-	$-0-

Supplemental Schedule of Non-cash Investing and Financing Activities;

For the year ended December 31, 2010:

The Company issued promissory notes in payment of accrued officers compensation and accounts payable due shareholders in the amount of $193,671.

For the year ended December 31, 2009:

The Company issued common stock for services in the amount of $54,594.

The Company issued promissory notes in payment of accrued officers compensation and accounts payable due shareholders in the amount of $150,000.

The Company issued common stock to convert a note payable in the amount of $108,876.

The Company issued common stock in termination of a royalty agreement in the amount of $7,549.

The Company issued common stock pursuant to antidilution agreements in the amount of $8,360.

An officer and two shareholders contributed services and indebtedness to the capital of the Company in the amounts of $172,410 and $140,670, respectively.

The accompanying notes are an integral part of these financial statements

DAM HOLDINGS, INC. & SUBSIDIARIES
Statements of Stockholder’s Deficit
For the Years Ending December 31, 2010 and 2009

	Preferred Stock		Class A Preferred		Class B Preferred		Common Stock		Additional	Accumulated	Total
	Number of		Number of		Number of		Number of		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2008	-	$-	60,000	$300,000	-	$-	56,628	$8	$1,474,310	$(2,288,644)	$(514,326)
					.
Shares issued for cash:
Shares of Series B preferred stock					30	15,000					15,000
Shares of common stock							400	-	100		100
Shares issued in conversion of debt							118,653	18	108,858		108,876
Shares issued in termination of royalty agreement							28,371	4	7,545		7,549
Share issued for services							863,350	130	54,464		54,594
Shares issued in payment of accounts payable							50,000	8	2,388		2,395
Shares issued under antidilution agreements							174,537	26	8,334		8,360
Indebtedness contributed by shareholders									140,670		140,670
Compensation contributed by shareholders									172,410		172,410

Net loss										(317,608)	(317,608)

Balance, December 31, 2009	-	$-	60,000	$300,000	30	$15,000	1,291,939	$194	$1,969,078	$(2,606,252)	$(321,980)

Net loss										(260,535)	(260,535)

Balance, December 31, 2010	-	$-	60,000	$300,000	30	$15,000	1,291,939	$194	$1,969,078	$(2,866,787)	$(582,515)

The accompanying notes are an integral part of these financial statements

DAM HOLDINGS, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

DAM Holdings, Inc. (“DAMH”) is a Nevada corporation incorporated on July 22, 1999.  DAMH is a non-operating holding company owning 100% of the capital stock of Delaware American Motors, Inc. a Nevada corporation (“DAM”) and DAM’s wholly owned subsidiary Delaware American Motors LLC a Delaware limited liability company (DAMLLC) which was acquired in a purchase acquisition transaction completed on May 13, 2008 (the “DAM Acquisition Date”).  DAMLLC was organized in 2002 as a custom motorcycle manufacturer and is the Company’s principal operating subsidiary.  DAMH, DAM and DAMLLC are collectively referred to hereafter as the “Company”.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is held primarily in one bank. At December 31, 2010 and 2009 the Company had cash on hand of $124 and $696 respectively.

Accounts Receivable Allowances

Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company has recorded an allowance for slow moving and obsolete inventory of $11,623 at December 31, 2010 and $13,580 at December 31, 2009.

	2010	2009
Motorcycles for sale	$83,246	$83,246
Parts and supplies	22,929	23,072
Less valuation allowance	11,623	13,580
	$94,552	$92,738

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

Trademarks, Patents and Copyrights

The direct costs associated with the filing of the Company’s copyrights, trademarks and patents have been capitalized and are amortized over the effective period of the related trademarks or patents once granted (20 and 21 years). The Company follows ASC Topic 360, formerly SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets, which requires a review of the Company’s trademarks and patents be made whenever events or changes in circumstances indicate that the carrying amount of the patents may not be recoverable. As of the date of these consolidated financial statements, no such events have occurred.

Long Lived Assets

Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. The Company evaluates whether impairment exists for property and equipment on the basis of undiscounted expected future cash flows from operations before interest. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. For the years ended December 31, 2010 and 2009 there was no impairment of the Company’s long-lived assets.

Income Taxes

The Company follows ASC 740 Income Taxes, formerly SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Future tax benefits, including net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not to occur.

Fair Value of Financial Instruments

The Company’s financial instruments consist of long-term debt, interest rate swaps, accounts receivable, and accounts payable. The carrying amount of these financial instruments approximated their fair value.

ASC Topic 825 formerly SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” issued to define fair value, establish a framework for measuring fair value and to expand disclosures about fair value measurements. This standard does not change the requirements to apply fair value in existing accounting standards. Under this standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability.

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

There were no recurring or non-recurring fair value measurements for either the year ended December 31, 2010 or 2009.

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

The Company has no derivative instruments at December 31, 2010 or 2009.

Earnings Per Common Share

Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed similarly but include the effect of the assumed exercise of dilutive stock options and vesting of restricted stock under the treasury stock method.

	2010		2009

Net loss		$(260,535)		$(317,608)

Weighted average common shares outstanding		1,291,939		88,467
Plus: dilutive options assumed exercised		-		-
Plus: weighted average non-vested restricted stock		-		-
Less: shares assumed repurchased with proceeds from exercise		-		-
Weighted average common and potentially issuable common shares outstanding		1,291,939		88,467

Basic earnings (loss) per common share		$(0.20)		$(3.59)
Diluted earnings per common share	$	n/a	$	n/a

Common share equivalents of 215,600 shares at December 31, 2010 and 2009 were not included in diluted earnings per share as they were anti-dilutive.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” an amendment to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” The standard requires disclosure for transfers in and out of Level 1 and Level 2, as well as the disclosure of Level 3 activity on a gross, rather than net, basis. The guidance also requires enhancements to certain existing disclosures. The amendments are effective as of the beginning of our fiscal year 2011, or July 1, 2010, except for the new requirements regarding Level 3 activity, which is deferred until the beginning of fiscal year 2012. The guidance is not expected to have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued guidance to clarify disclosure requirements for pro-forma information on revenues and earnings for business combinations. This guidance clarifies that where comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination(s) that occurred during the current reporting period had occurred as of the beginning of the comparable prior annual reporting period. This guidance also expands disclosure requirements to include a description of the nature and amount of material, non-recurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings. The Company adopted the provisions of this guidance effective January 1, 2011 and there was no impact on the consolidated condensed financial statements resulting from the adoption of this guidance.

In December 2010, the FASB issued amended goodwill impairment testing guidance for reporting units with an overall nil or negative carrying amount, but a positive goodwill balance. This amended guidance requires that for these reporting units, the second stage of goodwill impairment testing should be performed when it is considered more likely than not that goodwill impairment exists. This assessment should be made by considering whether there are any adverse qualitative factors indicating impairment of the goodwill. The standard is effective for our fiscal year beginning July 1, 2011 and is not expected to have an impact on the Company’s consolidated financial statements.

We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company incurred a net loss of $260,535 and $317,608 for the years ended December 31, 2010 and 2009 respectively and as of December 31, 2010 the Company has an accumulated deficit of $2,866,787 and a working capital deficit of $583,001.  Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PLAN OF 0PERATIONS

The current economic environment in the U.S. and abroad though slightly improved overall during 2010 has continued to deteriorate throughout 2010 in respect to the motorsport industry.  The effect of this deterioration on the Company is expected to be significant.  The Company is a young company with a new brand and a high dollar value luxury product. Over the next twelve months we intend to build our brand name “Delaware American Motors” based upon the introduction of the Tech Twin American 13C Series and Tech Twin American Signature Series of high-performance heavy weight motorcycles. Competition in the heavyweight motorcycle market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference and warranties. In the U.S., suggested retail prices for the Company’s motorcycles range from being comparable to, to higher than the suggested retail prices for comparable motorcycles available in the market.

Our plan of operation for the coming year is to focus on obtaining the financing necessary to undertake our goals of: (i) the development of our Tech Twin American 13C Series and Tech Twin American Signature Series of motorcycles, (ii) undertake selling efforts of these products and (iii) undertake the development of our brand.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31:

	2010	2009

Machinery, plant and equipment	$8,339	$36,608
Accumulated depreciation	7,853	22,008
	$486	$14,600

Depreciation expense was $5,696 and $12,999 for the years ended December 31, 2010 and 2009 respectively.

NOTE 6 – DEBT AND COMMITTMENTS

The Company’s debt consists of the following notes payable at December 31:

	2010	2009

Commercial credit and cards payable	$85,679	$73,706
Secured convertible promissory note	6,065	5,403
Unsecured convertible promissory notes	56,949	87,052
Unsecured demand promissory notes	386,759	167,402
Total	535,452	333,563
Less current portion	535,452	333,563
Long-term debt	$-	$-

Commercial Credit Cards Payable

Accounts payable includes accounts payable due vendors, and certain commercial obligations due banks under a commercial line of credit loan with a balance due of $14,450 and amounts due on various bank credit cards. Interest rates vary on the line of credit loan and the bank credit card obligations at rates ranging from 5.5% to 24% per annum, all are in default and are currently due and each account includes the personal repayment guarantee of the Company's President.

Secured Convertible Promissory Notes

The Company has a $5,000 10% Convertible Secured Promissory Note (the “10% Secured Note”).  The 10% Secured Note was due on May 12, 2009 and bears an annual rate of interest of ten percent (10%).  The 10% Secured Note is secured by assignment of a motorcycle engine.  The 10% Secured Note may be converted by the holder into shares of the Company’s common stock at a price equal to seventy-five percent (75%) of the market price of the Company’s shares on the date of conversion limited to not more than 300,000 shares. The Company also paid 25 shares of common stock as bonus interest at a fair value of $250.  At the date of issuance, the Company determined that the fair value of the beneficial conversion feature in respect of this 10% Secured Note on the date the note was issued to be equal to $4,054 using the Black-Scholes model which amount has been recorded as a debt discount and is being amortized over the term of the note.  The accompanying financial statements include $500 and $3,203 of interest expense and additional interest in respect of the beneficial conversion feature for the years ending December 31, 2010 and 2009, respectively.

On May 30, 2009 the Company issued an aggregate of 118,653 shares of common stock to a note holder in full conversion of a secured convertible promissory in the principal amount of $100,000 originally issued on December 17, 2008.  The accompanying financial statements include $8,340 of interest expense for the year ending December 31, 2009.

Unsecured Convertible Promissory Notes

The Company has four (4) unsecured 6% Convertible Promissory Notes payable in the aggregate amount of $50,000 (the “Convertible Notes”).  The Convertible Notes bear interest at the rate of 6% per annum and are due on dates ranging from August 8, 2010 through September 8, 2010.  The Convertible Notes may be converted into shares of the Company’s common stock at the election of the holder at any time prior to the maturity date at the rate of thirty dollars ($40.00) per share.  Interest may, at the election of the Company, be paid in shares of the Company’s common stock at the rate of one hundred ($100.00) per share.  The accompanying financial statements include $3,000 and $3,182 of interest expense for the year ending December 31, 2010 and 2009, respectively.  The unsecured convertible promissory notes are in default with a total aggregate amount due of $56,949 as of December 31, 2010.

Unsecured Demand Promissory Notes

The Company has unsecured demand promissory notes in the aggregate principal amount of $361,444 issued for wages and services rendered.  The notes include a note in the principal amount of $177,861 issued to the president of the Company.  The notes were issued in 2010 and 2009.  Each note bears interest at the rate of 12% per annum.  The accompanying financial statements include $24,715 and $702 of interest expense for the years ending December 31, 2010 and 2009, respectively and there is a total aggregate balance due on December 31, 2010 and 2009 of $386,759 and $167,402, respectively.

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

Facilities Lease

The Company rented 8,300 sq. ft. of office, garage and storage space in a single facility located in Paterson, New Jersey.  The lease was for an initial term of 60 months from April, 2006 at $2,500 per month and includes 2 five year renewal terms at an increase in monthly payments to $3,100 per month and $3,600 per month, respectively. The accompanying financial statements include rent expense of $30,000 for the year ended December 31, 2009, respectively.  Upon sale of the building the Company opted to terminate the lease effective December 31, 2009.  Office and storage space is presently provided by an officer of the Company.

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

The accompanying consolidated financial statements include an aggregate of $114,161 and $119,957 of executive officer compensation expense for the years ending December 31, 2010 and 2009 respectively.

NOTE 7 – CAPITAL STOCK

Preferred Stock

The Company has an aggregate total of 1,000,000 shares of authorized preferred stock with 338,000 shares of $.0001 par value undesignated preferred stock, 660,000 shares designated as Series A Preferred Stock and 2,000 shares designated as Series B Preferred Stock.  The 338,000 shares of undesignated preferred stock, if issued, will carry liquidation preferences and other rights, as determined by the Board of Directors.

Series A 8% Convertible Preferred Stock

The Company has 660,000 shares of preferred stock designated as “Series A 8% Convertible Preferred Stock” authorized with 60,000 shares issued and outstanding as of the date of this report having an aggregate stated value of $300,000.  Each share of Series A Preferred Stock (a) has a stated value of $5.00 per share (“Stated Value”), (b) is non-voting, (c) includes a dividend of 8% per annum paid annually, (d) may be redeemed at any time for an amount equal to the Stated Value plus all accumulated and unpaid dividends, (e) may be converted into 10 shares of $0.00015 par value common stock, and has a (f) liquidation preference of $5.00 per share plus all accumulated and unpaid dividends.

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

Series B 8% Convertible Preferred Stock

The Company has 2,000 shares of preferred stock designated as “Series B 8% Convertible Preferred Stock” (the “Series B Preferred Stock”) authorized with 30 shares issued and outstanding as of the date of this report having an aggregate stated value of $15,000.  Each share of Series B Preferred Stock has an initial issue price or face value of $500.00 (the “Original Issue Price”) and may be converted into shares of the Company’s $0.00015 par value common stock (the “Common Stock”) at any time at the election of the holder.  The Series B Preferred Stock may also be redeemed by the Company upon the cash payment per share of $500.00 plus any unpaid dividends thereon.  The Series B Preferred Stock is non-voting.

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

Common Stock

The Company has authorized 99,000,000 shares of common stock $.00015 par value per share (the “Common Stock”).  As of December 31, 2010, the Company has 1,291,939 shares of Common Stock issued and outstanding.  The Company’s shares of Common Stock are traded on the Over the Counter Pink Sheets (“PK”) electronic quotation system, the trading symbol is DAMH.

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

On December 20, 2009 the Company issued 174,537 shares of common stock pursuant to anti-dilution agreements plus 400 shares of common stock issued for $100 in cash.  The accompanying financial statements include $8,360 of stock based compensation expense in respect of these shares for the year ending December 31, 2009.

On December 20, 2009 the Company issued 863,350 shares of common stock for services. Of this 110,850 shares of common stock were issued pursuant to the terms of the 2008 and 2009 Consultant Stock Compensation Plans in payment of $2,395 of prior year services and $3,880 of current period compensation expense and 752,500 shares were issued to the Company’s President for payment of $45,925 of accrued wages.  The accompanying financial statements include $49,804 of stock based compensation expense for the year ending December 31, 2009.

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

Selling Agent Warrants

The Company granted a selling agent rights to purchase 2,497 shares of the Company’s common stock at an exercise price of fifty-four dollars ($54.00) per share at any time prior to the date of expiration of January 31, 2013.

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

Shares Available For Future Issuance

The Company has 296,727 shares of common stock reserved for future issuance upon conversion of convertible debt, conversion of shares of convertible preferred stock, exercise of warrants and options and for future issuance under the Company’s 2009 Consultants Stock Compensation Plan summarized as of December 31, 2010 is presented below:

		Conversion Rate	Number of
	Amount	Per Share	Shares
Shares of common stock authorized			99,000,000
Shares of common stock outstanding			1,291,939
Shares of common stock reserved for:
Secured convertible promissory note	$6,065	$0.12	50,541
Unsecured convertible promissory notes	56,949	40.00	1,423
Series A convertible preferred stock	300,000	22.50	13,333
Series B convertible preferred stock	15,000	1.00	15,000
Class A warrants		45.00	13,333
Class B warrants		25.00	600
2009 Consultants Stock Compensation Plan
Vested options outstanding		1.00	200,000
Reserved for future grant			740,000
Selling agent warrants		54.00	2,497

Shares of common stock available for future issuance			96,671,334

Summary of Common Stock Warrants and Options Outstanding

A summary of the status of warrants and options granted at December 31, and changes during the periods then ended is presented below:

	2010		2009
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price

Outstanding - beginning of year	216,430	$4.39	15,830	$46.40
Granted	-	-	200,600	1.07
Vested	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding - end of year	216,430	$4.39	216,430	$4.39
Exercisable at December 31, 2010	216,430	$4.39	216,430	$4.39

A summary of the status of the warrants and options outstanding at December 31, 2010 is presented below:

Warrants Outstanding			Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$45.00	13,333	2.00	$45.00	13,333	$45.00
$25.00	600	3.08	$25.00	600	$25.00
$54.00	2,497	2.08	$54.00	2,497	$54.00
$1.00	200,000	9.00	$1.00	200,000	$1.00

NOTE 8 – INCOME TAXES

The Company has available at December 31, 2010 an unused operating loss carryforward of approximately $2,866,000 which may be applied against future taxable income and which expires in the years 2027 and 2029. The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws then in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax asset associated with the Company’s net operating loss carryforward and allowances for uncollectible accounts, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized.

	2010	2009
Deferred tax assets:
Net operating loss and credit carryforwards	$1,089,080	$930,451
Less valuation allowance	1,089,080	930,451
Total deferred tax assets	$-	$-

NOTE 9 - ABANDONMENT OF SUBSIDIARY

During the fiscal quarter of the current fiscal year the Company ceased support for and abandoned Pukka USA, Inc. and its subsidiary companies (the Pukka Group).  The Pukka Group has been inactive since 2008.  The abandonment and other adjustments resulted in no net gain or loss.

NOTE 10 – MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

The Company has evaluated subsequent events through the time September 19, 2011 which is the date the consolidated financial statements were issued.  No events have occurred through September 19, 2011, that requires disclosure or recognition in these financial statements.