Form 10-Q
period 2011-06-30
DAM HOLDINGS INC
filed 2011-09-23
CIK 1253557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:   1,291,939 shares outstanding as of June 30, 2011.

DAM HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

DAM HOLDINGS, INC.And Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$124	$124
Accounts Receivable	-	-
Prepaid Expenses	295	295
Inventory (net of valuation reserve of $13,580)	94,552	94,552
Total Current Assets	94,971	94,971

Equipment	8,339	8,339
Less: Accumulated Depreciation	(8,339)	(7,853)
Total Equipment	-	486

Total Assets	$94,971	$95,457

LIABILITIES & STOCKHOLDERS' (DEFICIT)
Current Liabilities
Accounts Payable	$216,348	$198,218
Accrued Payroll Taxes Payable	29,980	29,980
Promissory Notes Payable Officers	197,418	186,083
Promissory Notes Payable	213,274	200,677
Current Portion of Long Term Notes Payable	64,765	63,014
Total Current Liabilities	721,785	677,972

Long Term Notes Payable	-	-

Total Liabilities	721,785	677,972

Stockholders' Deficit
Preferred Stock - $0.0001 par value, 338,000 shares
authorized no shares issued and outstanding	-	-
Series A Preferred Stock - $5 stated value, 660,000 shares
authorized 60,000 shares issued and outstanding	300,000	300,000
Series B Preferred Stock - $500 stated value, 2,000 shares
authorized 30 shares issued and outstanding	15,000	15,000
Common Stock - $.00015 par value, 99,000,000 shares
authorized, 1,291,939 shares issued and outstanding	194	194
Additional Paid-In Capital	2,049,385	1,969,078
Accumulated Deficit	(2,991,393)	(2,866,787)
Total Stockholders' Deficit	(626,814)	(582,515)

Total Liabilities and Stockholders' Deficit	$94,971	$95,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DAM HOLDINGS, INC.
And Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Month Period		For the Six Month Period
	Ending June 30		Ending June 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$2,697	$-	$3,886
Cost of Goods Sold	-	600	-	1,802

Gross Profit	-	2,097	-	2,084

Operating Expenses
General and Administrative	41,654	79,662	90,908	129,557
Depreciation and amortization	-	1,424	486	2,848

Total Operating Expenses	41,654	81,086	91,394	132,405

Other Expenses
Loss on sale of equipment	-	(3,722)	-	(3,722)
Interest expense	(16,297)	(11,067)	(33,212)	(20,489)

Net (Loss)	$(57,951)	$(93,778)	$(124,606)	$(154,532)

Net (Loss) Per Common Share	$(0.04)	$(0.32)	$(0.10)	$(0.53)

Weighted average shares outstanding	1,291,939	292,233	1,291,939	292,233

The accompanying notes are an integral part of these unaudited consolidated financial statements

DAM HOLDINGS, INC.
And Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Month Period
	Ending June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net (Loss)	$(124,606)	$(154,532)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	486	2,848
Services contributed to capital	80,306	-
Loss on sale of assets	-	3,722
Changes in assets and liabilities:
Accounts receivable	-	-
Prepaid expenses	-	6,000
Inventory	-	(1,814)
Accounts payable	18,130	68,614
Accrued payroll and payroll taxes	-	56,883
Notes payable	25,684	13,076

Net Cash Used in Operating Activities	-	(5,203)

Cash Flows Used in Investing Activities:
Proceeds from sale of assets	-	5,060
Cash Flows Used in Investing Activities	-	5,060

Cash Flows From Financing Activities:
Advances from officer	-	-
Increase in notes payable	-	-
Net Cash From Financing Activities	-	-

Net (Decrease) Increase in Cash	$-	$(143)
Cash at Beginning of Period	124	696
Cash at End of Period	$124	$553

	Six Months Ended June 30,
	2011	2010
Cash paid for:
Interest	$-	$2,500
Taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2011

Wages and services contributed to paid in capital by shareholders $80,306.

For the six months ended June 30, 2010

Increase in vendor notes payable in the amount of $18,000 for legal and accounting fees.

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2011
(Unaudited)

NOTE 1 – UNAUDITED FINANCIAL INFORMATION

The unaudited financial information included for the six-month interim periods ended June 30, 2011 and 2010 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are of the opinion of management, necessary to reflect properly the results of operations for the interim period presented. The results of operations for the six-month period ended June 30, 2011 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2011.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company incurred a net loss of $124,606 and $260,535 for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively, and as of June 30, 2010 the Company has an accumulated deficit of approximately $2,991,000 and a net working capital deficit of $626,814.

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

NOTE 4 – INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”).  Inventory is stated at cost and reserves are recorded to state the inventory at net realizable value.  Inventory at June 30, 2011 consists of the following:

	June 30,	December 31,
	2011	2010

Motorcycles	$83,246	$83,246
Parts and supplies	22,928	22,928
Less valuation allowance	11,622	11,622
	$94,552	$94,552

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2011 consists of the following:

	June 30,	December 31,
	2011	2010

Machinery, plant and equipment	$8,339	$8,339
Accumulated depreciation	(8,339)	(7,853)
	$-	$486

Depreciation expense was $486 and $2,848 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 6 – ABANDONMENT OF SUBSIDIARY

During the first quarter of 2010 the Company ceased support for and abandoned Pukka USA, Inc. and its subsidiary companies (the Pukka Group).  The Pukka Group has been inactive since 2008.  The abandonment and other adjustments resulted in no net gain or loss.

NOTE 7 – ACCOUNTS AND NOTES PAYABLE

Accounts Payable

The Company had outstanding accounts payable of $216,348 and $198,218 as of June 30, 2011 and December 31, 2010, respectively.  Accounts payable also include amounts owed on credit cards used for the payment of goods and services with annual interest rates from 7.99% to 24.00%.

Accrued Wages and Payroll Taxes

The Company has a Key Employee Agreement with its President.  The terms of the agreement provides that the executive is employed on an “at will” basis at an annual rate of compensation of $96,000, having an initial term of two years and month to month thereafter.  The agreement also provides that any intellectual property originated by the executive during his term of the agreement shall be the property of the Company.  The accompanying financial statements include an aggregate of $44,306 and $59,850 of executive officer compensation expense for the six month periods ending June 30, 2011 and 2010 respectively.

The Company’s has a promissory note payable to its President for accrued and unpaid wages and advances bearing interest at the rate of 12% per annum and a balance payable at June 30, 2011 of $197,418.

Notes Payable

At June 30, 2010 the Company has the following notes payable:

Demand promissory notes due officer with interest at 12% per annum	$197,418

Demand promissory notes due vendors with interest at 12% per annum	214,993

Unsecured convertible promissory notes with interest at 6% per annum and convertible at the rate of $40.00 per share. These notes are past due and are in default.	58,455

Secured convertible promissory note with interest at 10% per annum and convertible at the rate of $0.12 per share. This note is past due and is in default.	6,317
Total	$475,457
Less current portion	(475,457)
Long-term debt	$-

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

Common Stock

The Company has authorized 99,000,000 shares of common stock $.00015 par value per share (the “Common Stock”).  As of June 30, 2011, the Company had 1,291,939 shares of Common Stock issued and outstanding.  The Company’s shares of Common Stock are traded on the Over the Counter Pink Sheets (“PK”) electronic quotation system, the trading symbol is DAMH.

Shares of Common Stock Reserved For Future Issuance

We have 298,865 shares of common stock reserved for future issuance pursuant to the terms of our outstanding convertible promissory notes, shares of Series A Convertible Preferred Stock, Class A Warrants and selling agent warrants and stock option plans as of the date of this report as follows:

		Conversion		Number of
	Amount	Rate		Shares
Shares of common stock authorized				99,000,000
Shares of common stock outstanding				1,291,939
Shares of common stock reserved for issuance upon exercise of conversion of:
Secured convertible promissory note	$6,317	$.12	(a)	52,641
Unsecured convertible promissory notes	58,455	40.00		1461
Series A convertible preferred stock	300,000	22.50		13,333
Series B convertible preferred stock	15,000	1.00		15,000
Class A warrants		45.00		13,333
Class B warrants		25.00		600
2009 Consultants Stock Compensation Plan
Vested options outstanding		1.00		200,000
Reserved for future grant				740,000
Selling agent warrants		54.00		2,497
Shares of common stock available for future issuance				96,669,196
______________
(a)	Conversion is limited to no more than 300,000 shares of common stock.

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

Summary of Warrants and Options Outstanding

A summary of the status of warrants and options granted at June 30, 2011 and December 31, 2010 and changes during the periods then ended is presented below:

	For the Six Months		For the Twelve Months
	Ended June 30, 2011		Ended December 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	216,430	$4.39	216,430	$4.39
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	216,430	$4.39	216,430	$4.39

Weighted average fair value of warrants granted during the period	216,430	$4.39	216,430	$4.39

A summary of the status of the warrants outstanding at June 30, 2011 is presented below:

Warrants Outstanding				Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$45.00	13,333	1.67	$45.00	13,333	$45.00
$25.00	600	2.75	$25.00	600	$25.00
$54.00	2,497	1.75	$54.00	2,497	$54.00
$1.00	200,000	8.67	$1.00	200,000	$1.00

NOTE 10 – INCOME TAXES

The Company has available at June 30, 2011 an unused operating loss carryforward of approximately $2,990,000 which may be applied against future taxable income and which expires in the years 2028 through 2031. The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws then in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net deferred tax asset associated with the Company’s net operating loss carryforward, the Company has established a valuation allowance equal to the total tax effect of the net operating loss and, therefore, no deferred tax asset has been recognized.

	June 30,	December 31,
	2011	2010
Deferred tax assets:
Net operating loss and credit carryforwards	$1,136,200	$1,089,080
Less valuation allowance	1,136,200	1,089,080
Total deferred tax assets	$-	$-

NOTE 11 – MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

The Company has evaluated subsequent events occurring since September 20, 2011 which is the date of the balance sheet included herein.  No events have occurred subsequent to June 30, 2010, that requires disclosure or recognition in these financial statements.

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

Net Loss

The company had a net loss of $124,606 for the six months ended June 30, 2011 compared to a net loss of $154,532 for the same period in 2010. The 2011 loss was due primarily to expenses for salaries, consulting and professional fees associated with the Company’s high performance motorcycle manufacturing subsidiary Delaware American Motors LLC.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities, the use of short and long-term debt and credit from our vendors, shareholders and executive officers.  As of June 30, 2011, we had $124 of cash on hand, $94,552 in inventory, and $721,785 in current liabilities.

Net cash used by operating activities for the six months ended June 30, 2011 was $-0- which was primarily the result of the net loss of $124,606, compared to net cash used by operating activities of $5,203 with a net loss of $154,532 for the six months ended June 30, 2010.   We have not been able to meet our operating expenses and current public reporting obligations in a timely manner and our operations have been funded principally from credit provided by our vendors and from short term cash advances.  Further vendor credit and cash advances may not be available to us in the future.

We will require additional cash resources of $200,000 to meet our operating needs for the next twelve months plus an additional $64,765, to pay our short term secured convertible promissory notes which are past due and in default and $216,348 to pay our current accounts payable.

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

Our common stock may be traded on the OTCBB under the trading symbol DAMH but our shares are not actively traded.  The price has declined from $0.95 on May 13, 2008, the date we acquired DAM to $0.01 on June 30, 2010 and has not been actively traded in the past year.  This decline has had an adverse impact on our ability to raise additional cash from the sale of our equity securities.  In addition, the holders of our derivative securities have the right to convert or purchase up to 298,865 shares of our common stock at prices ranging from twenty-five hundredths of one cent ($0.0025) to fifty-four dollars ($54.00).  These rights may have the effect of further depressing the price of our equity securities and restricting our ability to raise additional financing.

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

DAM Holdings, Inc.

Date:	September 20, 2011	/s/ MARK S. KLEIN
Mark S. Klein, President
Principal Executive Officer and Principal Accounting Officer