Form 10-K
period 2011-12-31
Premier Beverage Group Corp
filed 2013-09-13
CIK 1253557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-50370

PREMIER BEVERAGE GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada	33-1041835
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Madison Avenue, Suite 501

New York, NY 10022

(Address of principal executive offices)

(646) 820-0630

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐      No  ☑

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

As of April 24, 2012, the aggregate market value of such common stock held by non-affiliates was approximately $1,188,059 using the closing price on that day of $.04 per share.

As of April 24, 2012, there were 61,201,483 shares of the Company’s common stock issued and outstanding.

Documents Incorporated By Reference:

None.

SPECIAL FILING NOTE

We have not yet filed the following reports under the Securities Exchange Act of 1934:

Quarterly Reports on Form 10-Q for the three month periods ended:

March 31, 2012

June 30, 2012

September 30, 2012

Annual Report on Form 10-K for the 12-month period ended December 31, 2012

Quarterly Reports on Form 10-Q for the three month periods ended

March 31, 2013

June 30, 2013

We expect to file each of these reports no later than September 30, 2013. Forward looking statements in this Annual Report on Form 10-K for the calendar year ended December 31, 2011 have been made as though this report had been timely filed with the Commission. In this regard, particular care should be taken with respect to forward looking statements made herein which should be evaluated in light of “subsequent events” disclosure in the footnotes to the financial statements accompanying this report as well as disclosure in the reports that the Company will be filing for subsequent annual and quarterly periods described above. See “CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS.”

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Premier Beverage Group” and the “Company” are to Premier Beverage Group Corp., a Nevada corporation, and our wholly-owned subsidiaries, OSO Beverages Corp., Fury Distribution Holdings LLC and Captive Brands Corp.

In addition, unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “OSO” refers to our premium beverage sold under the brand name “OSO.”

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (Report) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to volume growth, revenues, profitability, distributor channels, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, potential strategic transactions, statements regarding future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” "continue," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well the results expressed in, anticipated or implied by these forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors as disclosed in this Report. For a discussion of some of the factors that may affect our business, results and prospects, see “Item 1A. Risk Factors.” Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Forms 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PREMIER BEVERAGE GROUP CORP.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1.	BUSINESS.

Background

On October 19, 2011, pursuant to the terms of an Agreement and Plan of Merger between OSO USA LLC, a Delaware limited liability company (“OSOLLC”) and our wholly-owned subsidiary, OSO Beverages Corp., OSOLLC merged into OSO Beverages. OSO Beverages was the surviving corporation, and we issued the principal members of OSOLLC 50,000,000 newly issued restricted shares of our common stock as consideration for all of the outstanding membership interests of OSOLLC. Effective October 19, 2011, our historical business terminated, and we are now engaged in the business set forth in Item 1 of this Annual Report.

Overview

We are a consumer brand development company focused on creating, marketing and selling compelling functional beverage brands. Functional beverages, which include energy drinks, energy shots, and enhanced waters, among others, have expanded substantially in the last 10 years and disrupted the beverage landscape formerly dominated by soft drinks. The functional beverage category has uncovered a previously unexposed consumer need that traditional beverages did not address. We believe these beverages are quickly becoming the drink of choice for the younger generation, having matured from “fad” status into the mainstream market.

We operate a two-tiered strategy that blends the large upside potential of developing and owning proprietary brands with a lower risk, predictable captive brands strategy. Our flagship brand, OSO, is a premium energy beverage offered primarily to high profile on-premise accounts. “On-premise” accounts include clubs, bars, restaurants and hotels and generally where the product is consumed at the location. OSO holds a unique position as a premium energy beverage. With additional repackaging initiatives currently underway, OSO intends to further differentiate itself by offering a sleek glass bottle packaging option along with a formula that is made with 100% all natural ingredients. OSO’s positioning is sophisticated, top-shelf energy with elegant packaging, unlike mass market ‘extreme-focused’ canned energy drinks.

In addition to OSO, we intend to utilize our manufacturing and brand development skills to create high quality store brands for mass retailers (which we have dubbed “captive brands”). Our management team has prior direct experience developing captive functional beverage brands for national and regional retailers such as Walgreens, Duane Reade, Stop&Shop and Roundy’s. Our new turnkey captive brand program involves the development of a brand tailored for a specific retailer in return for a long-term vendor agreement with that retailer to manufacture and supply product. The development of the brand includes all facets of product development, including formulations, branding, packaging, distribution and marketing.

We operate our business through our wholly owned subsidiaries, OSO Beverages Corp. and Captive Brands Corp. We distribute our OSO products through our wholly owned subsidiary, Fury Distribution Holdings LLC.

Our company is a Nevada corporation originally formed as Sunrise USA Inc. on July 22, 1999. We changed our name to Premier Beverage Group Corp. in November 2011. Our principal place of business is located at 501 Madison Avenue, Suite 501, New York, New York 10022. Our telephone number is (646) 820-0630.

Products

We operate two distinct business units offering functional beverage products as follows:

OSO

Our flagship brand is OSO, a premium energy beverage that we currently sell to on-premise accounts in New York City. While energy drinks have exploded in mass retail environments, on-premise accounts have been forced to accept a mass retail product because it was the only energy drink on the market. Patrons of high-end establishments demand premium “call” spirits, but yet settle for the same energy drink mixer that would be found at a gas station. Industry trends indicate that 34% of 18-24 year olds are regular energy drink consumers and that half of all college students consume at least 1 energy drink per week. This provides a significant base that will mature and look for new alternatives as their tastes change. Just as college students will graduate from a cheap beer to craft brews, fine spirits or wine as they get older and their disposable incomes increase, we believe their taste for energy drinks will also mature and that they will graduate to a more sophisticated product with higher quality ingredients matching the surrounding environment of the high-end establishment in which they are hanging-out. This is OSO, a premium offering for discerning consumers that set themselves apart or have graduated from mainstream “extreme” energy drink brands.

OSO (pronounced “O-SO”) was developed as the first premium energy beverage, made from all natural ingredients to create a better tasting product and packaged in a way that elevates it from just a mainstream drink to a coveted world-class energy beverage. It is an energy drink fitting of the environment in which it is sold. The name is derived from the chemical composition of Taurine, its active ingredient. We currently offer OSO in an 8.3oz can in two flavors, Original and Light. OSO was originally formulated in Austria, widely recognized as the motherland of energy drinks, where it is also manufactured.

In 2011, we undertook an initiative to repackage and reformulate our OSO product line. The key objectives of this initiative were to:

•	Provide a premium, sophisticated, world-class look across all of our OSO products

•	Design and introduce an iconic glass bottle packaging

•	Reformulate our products to be 100% all natural, and be the world’s best tasting energy beverage

With the new designs we have completed, our planned logo and packaging will now be consistent with our premium identity. We chose ‘Gold’ as a primary color for our palate for its precious stature, and used Gold and White Gold to describe our Original and Light flavors. In our efforts, we engaged a world renowned packaging team to rebrand OSO. We designed a bottle that provided a premium identity, but also stayed within the reach of mainstream consumers. Similar to the Coca-Cola bottle, we believe our iconic form will be globally accepted across geographies and genres.

Captive Brands

In November 2011, we announced our intent to enter into the captive brands functional beverage business, which we formalized with the formation of Captive Brands Corp. in January 2012. Captive brands are store brands that differentiate themselves based on brand versus solely price positioning – the next generation of “generics” or “private labels.” These brands are promoted head-to-head with national brands, receive premium shelf space, and generally are products that match national brands in terms of quality. Despite the brand development and promotion costs, captive brands tend to have a higher margin for retailers compared to national brands and therefore are gaining favor across all sectors and categories. This has become especially true in recent years given the rough economic environment, which has consumers and retailers alike looking for ways to save money but not sacrifice quality.

The components of captive brands that are critical to get right in order to win the trust of consumers include brand, packaging, and product. The brand needs to be appealing, not look like a generic or knock-off. The packaging needs to reflect quality, not a cheap me-too product cutting corners. And, finally, the product that is being purchased needs to perform as well, if not better, than the national brands against which it competes.

Through our captive brands business, we plan to offer a turnkey program for retailers from brand development through to product manufacturing in return for an exclusive supply agreement and/or an ongoing royalty on sales of the products. By partnering with the retailer, we gain a significant competitive advantage and unmatched support within the store. These programs provide us with predictable cash-flow, order-backed capital allocation, and scale which can be shared with our owned brands like OSO to reduce cost and risk in product development.

In addition to the dynamics listed above, we believe our captive brands program brings several benefits to our owned brands as follows:

•	Developing close relationships with retailers that ultimately may sell our owned brands in the future;

•	Understanding retailers’ product preferences, priorities and perceptions;

•	Understanding factors which result in retail success; and

•	Understanding price points that are attractive to consumers and retailers.

Industry Background

Our products compete in the functional beverage market, a highly competitive space that includes large companies like Red Bull, Coca-Cola and Pepsi, medium sized companies like Hansen and Jones Soda, and a wide variety of smaller companies. Industry players are generally attracted to this category due to its sheer size and the wide range of tastes and preferences of its customer’s demographics. Even a very small percentage share of these markets can provide a meaningful business.

According to the market research firm Mintel, in 2007, non-alcoholic beverage sales in the United States reached $84.5 billion. The industry experienced impressive growth considering the top three segments (milk, carbonated drinks and fruit juices) which account for 62% of total market sales displayed flat or declining sales compared with the same period a year earlier. Much of the industry growth can be attributed to a new generation of beverages that offer specific functional benefits to the consumer such as energy, vitamins or antioxidants. These beverages are classified as functional beverages and include energy drinks, ready-to-drink teas and designer waters.

Growth in the functional beverage category has soared as health and wellness take on a more predominant role in the American consumer’s life. In 2008 functional beverage sales globally were valued at $26.8 billion with a compound annual growth rate of 8.6%. Energy drinks hold 47.3% of the global functional beverage market share driving the overall category growth. According to a Mintel 2009 report, global energy drinks sales have grown more than 240% from 2004 to 2009. Astoundingly, the US energy drink market alone is anticipated to more than double to $19.7 billion by 2013, which is a 160% increase from just that of 2008 (Datamonitor 2008). The four main players - Red Bull, Hansen’s Natural, Coca-Cola and PepsiCo - control roughly 75% of the U.S. energy drink market, leaving an increasing number of entrepreneurs in pursuit of the remaining 25% market share.

According to Mintel in 2009, young consumers are driving the sales trends with 34% of 18-24 year olds being categorized as regular energy drink users. Over half of all college students consume at least 1 energy drink per week due to a lack of sleep or to mix with alcohol (Miller 2008). The demographics of a strong young (and maturing) consumer base combined with the strong overall market growth projections indicate an extremely attractive market which will continue to evolve and provide opportunity for new and existing players.

Business Strategy

Our business strategy revolves around the concept of building powerful and relevant brands that are distinct from existing products in the functional beverage category. We build brands through a business strategy coupling the high return potential of building owned brands with a lower risk, more predictable captive brands strategy to support our operations and build retailer relationships. While there is economic potential for both of these strategies, it is our primary strategy to use the captive brands business as a solid base business and springboard for our owned brands.

Our business strategy targets the two primary sectors which are growing in this unique economic environment: the high-end premium and the value-conscious consumers. Our products cater to both of these markets. In addition, we believe our business structure provides a natural risk-mitigation strategy that balances the lower margin, long-term predictive revenue of a captive brand contract with the higher risk, higher reward of developing our owned brand, OSO.

Marketing and Sales

Marketing and Sales

We believe that brand recognition and brand loyalty begin with a strong foundation of loyal trend setters in specially chosen venues and markets. The energy beverage category includes products from numerous newcomers, and customers have demonstrated an ability to quickly discern a cheap knock off from a true winner. Our product introduction strategy employs these beliefs and is evidenced by our market strategies.

Historically, OSO has been sold to exclusive venues and on-premise accounts primarily through relationships developed by our founder, Fouad Kallamni. Through Mr. Kallamni’s network, OSO has been able to penetrate exclusive, tight knit on-premise venues in New York City. Our general market penetration strategy includes tactical, ground level campaigns aimed at converting trend setting individuals from the complacency of mainstream energy drinks into the elegance of OSO energy beverages. Through our experience and research, we understand that the exclusive on-premise venues are where people go to be seen, and where lifestyle trends are developed and perpetuated. On-premise accounts include high end clubs, bars, upscale hotels, casinos, restaurants and other fine establishments where the product is consumed “on the premises”. They are frequented by tastemakers, trendsetters, celebrities and people of importance in our target market. Through building OSO from this important ground level, we believe that we are securing a foundation that will provide the groundwork for years of success in not only on-premise accounts but ultimately in retail at an appropriate time.

Upon launch of our redesigned OSO products, we intend to employ an aggressive marketing strategy initially targeted in the key market of New York City, where we already have a strong presence with certain top tier on premise accounts. Our penetration plan calls for six months of heavy ground level activity in trend setting markets, getting into as many of the most exclusive on-premise venues as possible. We intend to use on the ground resources in each market and will build our reputation through targeted marketing events, sponsorships, specific on-premise promotions, sampling initiatives, the use of trend setting individuals and other promotional strategies. Our goal in each territory is to introduce OSO as clearly better, and the first top shelf ultra premium energy beverage in a market that does not offer one. After nine months in a territory, we intend to begin to introduce our products into select retailers, with a goal of entering select retail establishments within the first twelve months.

While our initial penetration strategy is beginning in New York, we have a roadmap leading to other important cities using the same tactical strategy. Our near term focus will be on the East Coast, including Miami, Boston, Philadelphia, Atlanta and Washington DC. From there we will seek to enter the West Coast through Los Angeles and Las Vegas, and Midwestern and Southern markets through Chicago and Austin. Upon completion of our campaigns in these initial cities, we will begin to seek nationwide distribution and retail relationships that will ultimately take OSO to the next level of maturity as it moves into the highly coveted mass market for energy drinks.

Our goal for each OSO market is to generate significant interest in our products through the initiatives detailed above to attract top tier distribution partners. We have identified certain desired distribution partners in several of our planned markets, beginning with the East Coast.

In our CaptiveBrands division, we employ a different marketing strategy. Our founder and president has developed captive brands in the functional beverage category historically, and we intend to continue this through turnkey programs marketed to retailers. Our captive brand turnkey program involves the development of a brand tailored for a specific retailer in return for a long term agreement with that retailer to manufacture and supply product. The development of the brand includes all facets of product development, including formulations, branding, packaging, and marketing. We are currently marketing our program to retailers based in the United States through relationships we have developed with brokers, buyers, retailers, distributors and other industry players. We intend to continue to attend trade shows and access our wide network of beverage and retail contacts in order to further develop our captive brand programs.

Competition

The success and popularity of functional beverages has created an extremely competitive environment. The principal areas of competition are taste, pricing, packaging, development of new products and flavors, and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, any of which have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting-edge products, attractive and different packaging, branded product advertising and pricing. We also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets.

In the energy drink category, the industry is dominated by five brands: Red Bull, Monster, Rockstar, Full Throttle and AMP. Red Bull is the industry leader, having pioneered the energy drink category. Monster in 2007 was second to Red Bull in terms of revenues, according to New Nutrition Business. Rockstar, a private company with a distribution agreement with Pepsi, has the third highest revenues, followed by Full Throttle, a Coca-Cola brand and AMP, which is owned by Pepsi.

Big beverage conglomerates have been taking market share by creating their own beverages, or through acquiring smaller proven functional beverage companies. Coca-Cola acquired Glacéau and its VitaminWater and Fuze Beverages, while PepsiCo acquired sparkling beverage maker Izze natural, Ardea and its Airforce Nutrisoda, and super-premium juice maker Naked Juice in a bid to expand their non-carbonated beverage portfolios. That being said, new entrants continue to gain market share by focusing on new discoveries and vitamin enhancements to generate buzz on their product.

In order for us to be successful competing in the beverage industry, we must provide an offering that differentiates itself from the competition. In December 2011, we provided the market with an inside look at our new packaging for OSO, which includes a sleek glass bottle version and a redesigned aluminum can. We believe our packaging redesign more accurately reflects the top shelf premium identity to which we aspire, and is unique in the energy drink category. With our CaptiveBrands products, we intend to compete with name brands by partnering with retailers to create store brands. By implementing this strategy, we align ourselves with the retailer and incentivize them to position our products favorably in the store at a compelling price for customers. Although we believe our strategies are sound, there can be no assurance that we will be able to execute effectively on these strategies or that the market will accept them or that our competition will not be more successful in implementing similar strategies or counter strategies to our own.

Distribution and Production

Distribution

We currently distribute our OSO products through our wholly owned distributor, Fury Distribution Holdings LLC. We intend to seek distribution relationships through regional and/or national distribution companies upon launch of our redesigned OSO cans and new bottles. We have been in discussions with certain key players. We are currently aggressively seeking new or expanded relationships with third-party distributors and will continue to pursue such relationships, providing a wider reach for our OSO products. However, we cannot assure you that we will be successful; and if we are not successful, we may need to curtail operations or cease operating our business.

With our captive brand products, we plan to distribute our products in the United States directly to certain warehouses or distribution centers of our customers, which in turn provide distribution into their retail stores.

Manufacturing

We do not directly manufacture our products but rather outsource the manufacturing to third-party bottlers and contract packers. We provide our third-party manufacturers with the ingredient blends, juices, flavors, sweeteners and other ingredients, as well as our cans, labels, trays and boxes for our beverage products. Depending on the product, the third-party bottlers add filtered water, sweeteners, and vitamin blends for the manufacture and packaging of the finished products into approved containers in accordance with our formulas.

We presently use Starzinger for the bottling and contract packaging of our OSO line of beverages. We do not have any formal written agreements in place with any of our bottlers. If our relationship with Starzinger were to terminate, we believe that we could obtain alternative manufacturing and co-packing facilities in the United States with adequate capacity for most of our products at commercially reasonable rates within a reasonably short time period. We continue to seek alternative and/or additional manufacturing and packing facilities in the United States with adequate capacity for the production of our various products to minimize the risk of any disruption in production, minimize our shipping and handling costs, and to reduce our overall cost of producing products.

For our CaptiveBrands products, we intend to enter into contract packing arrangements with either domestic or international vendors, depending on the type of program, location of the deliveries, and products to be sold. We maintain an active network of contract packing vendor relationships both in the U.S. and overseas.

Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, glass and plastic bottles, aluminum cans, labels, flavors, vitamins, certain sweeteners, or packing arrangements, we might not be able to satisfy demand on a short-term basis.

Raw Materials

The principal raw materials which we use are aluminum cans and ends, labels, nutrive and non-nutrive additives, concentrates and sweeteners, the costs of which are subject to fluctuations. We are uncertain whether the prices of these or any other raw materials or ingredients will continue to fluctuate in the future.

Generally, the raw materials that we use in our business are readily available from numerous sources. However, some raw materials are manufactured by a limited number of companies, including some of our ingredients and our aluminum cans.

For our OSO products, we purchase beverage flavors, concentrates, juices, vitamins, sweeteners as well as other ingredients through a sole supplier, Starzinger GmbH. We have identified alternative suppliers for many of the ingredients contained in our beverages. We have identified alternative suppliers for many of the supplements contained in many of our beverages. We seek to develop back-up sources of supply for certain of our flavors and concentrates, and to conclude arrangements with suppliers which would enable us to obtain access to certain concentrates or flavor formulas in certain circumstances.

For our CaptiveBrands programs, we leverage our network of US based and international relationships to provide the best product at the best price for the specific customer. We have several ingredient suppliers and packaging suppliers available to support our programs.

Regulation

There are no known existing or probable governmental regulations that would adversely affect our business.

As a beverage producer, however, we must comply with various federal, state, provincial, local and foreign laws relating to production, packaging, quality, labeling and distribution, including, in the U.S., those of the federal Food, Drug and Cosmetic Act, the Fair Packaging and Labeling Act, the Federal Trade Commission Act, the Nutrition Labeling and Education Act and California Proposition 65. We are also subject to various federal, state, provincial, local and foreign environmental laws and workplace regulations. These laws and regulations include, in the U.S., the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Motor Carrier Safety Act, laws governing equal employment opportunity, customs and foreign trade laws and regulations, laws relating to the maintenance of fuel storage tanks, laws relating to water consumption and treatment, and various other federal statutes and regulations. These laws and regulations may change as a result of political, economic, or social events. Such regulatory changes may include changes in food and drug laws, laws related to advertising, accounting standards, taxation requirements, competition laws and environmental laws, including laws relating to the regulation of water rights and treatment. Changes in laws, regulations or government policy and related interpretations may alter the environment in which we do business, which may materially adversely affect our business, prospects, financial condition, and results of operations.

Intellectual Property

Our intellectual property includes trademarks related to OSO as well as trade secrets relating formulation and bottling which we have licensed from our sole officer. In general, trademark registrations expire 10 years from the filing date or registration date. All trademark registrations may be renewed for a nominal fee.

Although we do not believe that we infringe the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to past, current or future technologies. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation and could have a material adverse effect upon our business, results of operations and financial condition.

We consider our trademarks and trade secrets described above to be of considerable value and importance to our business.

Seasonality

Our sales are seasonal and we experience fluctuations in quarterly results due to many factors. Our current portfolio of functional beverage products, namely energy drinks, tend to see higher volumes in warmer months, with spikes around specific holiday and high profile events in the colder months. We expect that our sales will vary from quarter to quarter based on this dynamic. As a result, period-to-period comparisons of sales volumes may be less meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

Employees

We currently have three staff members under consulting agreements. In addition to this staff, we employ the services of several specialist independent contractors for design, artwork, sales and quality control. We consider our relations with our staff members to be good. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We have entered into consulting agreements with certain of our personnel and intend to enter into formal employment agreements as soon as practicable.

Securities Exchange Act Reports and other Available Information

We make available on or through our website at www.premierbeveragegroup.com certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934, as amended (Exchange Act). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and Section 16 filings and amendments thereto. Our Code of Ethics is also available on our website. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

A copy of any of the materials filed with or furnished to the SEC are available free of charge and can be mailed to you upon request to Premier Beverage Group Corp., 501 Madison Avenue, Suite 501, New York, New York 10022.

Item 1A.	RISK FACTORS

You should carefully consider the following risk factors that may affect our business, including our financial condition and results of operations. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business could be harmed, the trading price of our common stock could decline and you could lose all or part of your investment in us.

Risks Related to our Company and our Business

We have a history of losses and may not achieve profitability in the foreseeable future.

We have generated only limited revenues from product sales and have incurred net losses, excluding one-time gains in 2011, of approximately $204,400, $49,000 and $56,600 for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively. At December 31, 2011, our subsidiaries had an accumulated deficit of approximately $836,153 on a consolidated basis. Since inception, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund operations. We expect to incur additional operating losses, as well as negative cash flows from operations, for the foreseeable future, as we continue to expand our marketing efforts with respect to our products, continue to seek new relationships with distributors and continue our research and development of additional products. As a result there can be no assurance that we will ever achieve or sustain profitability.

We will need additional capital in order to satisfy our business objectives.

To date, we have financed our operations principally through private placement of our securities, short term debt, production financing and cash flow from operations. On March 28, 2012, we closed a private placement of our debt securities from which we received net proceeds of $70,000 We estimate that we will require substantial additional financing at various intervals, including later in 2012, in order to continue our brand development and business development programs, including significant requirements for operating expenses, purchase of inventory, commercialization of our products and intellectual property protection and enforcement. The amount of additional capital we will require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing.

We can provide no assurance that additional funding will be available on a timely basis or on terms acceptable to us, or at all. In the event that we are unable to obtain such financing, we will not be able to fully develop and commercialize our products.

Our future capital requirements will depend upon many factors, including:

•	continued progress in owned and captive brand development programs;

•	competing commercial and market developments;

•	our ability to establish additional collaborative relationships with mass merchants; and

•	effects of our commercialization activities.

If we cannot secure adequate financing when needed, we may be required to delay, scale back or eliminate one or more of our product development programs or to enter into license or other arrangements with third parties to commercialize products that we would otherwise seek to develop and commercialize ourselves. In such event, our business, prospects, financial condition and results of operations may be materially adversely affected.

Because we have had only limited operations, investors may not have a sufficient history on which to base an investment decision.

Our OSO and CaptiveBrands business subsidiaries are only recently formed. In October 2011, OSO Beverages Corp. acquired OSO USA LLC, an entity that was formed in 2009 and that conducted limited business activities during 2009, 2010 and 2011. Our Captive Brands Corp. subsidiary was formed in January 2012. Accordingly, we have a limited operating history upon which investors may evaluate our prospects for success. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly developing markets such as the functional beverage industry. Such risks include, among others, the following:

•	competition;

•	need for acceptance of products;

•	ability to anticipate and adapt to a competitive market;

•	amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and

•	dependence upon key personnel.

We cannot be certain that our strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations could be materially and adversely affected.

We depend on our distributors, retailers and brokers to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to establish a market for our brands and products in new geographic distribution areas, as well as to maintain and expand our existing markets, depends on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Our distributors, retailers and brokers sell and distribute competing products, and our products may represent a small portion of their business. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and profitability will be adversely affected. Our ability to maintain our distribution network and attract additional distributors, retailers and brokers will depend on a number of factors, including the level of demand for our brands, our ability to competitively price our products and our ability to manufacture and deliver products in a timely manner.

We may not be able to meet all or any of these factors. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors, retailers and brokers in that particular geographic area, thus limiting our ability to expand our market, which would likely materially adversely effect our business, prospects, financial condition and results of operations.

We currently distribute our products through our wholly owned subsidiary, Fury Distribution Holdings, and we may not be successful in attracting and maintaining key distributors.

Our marketing and sales strategy depends in large part on the availability and performance of planned distributors. We currently distribute our OSO products through our wholly owned subsidiary, Fury Distribution Holdings LLC. We are actively seeking distribution relationships that can support our expected sales volumes. We may not be able to service our accounts properly with our current distribution arrangement. We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from external distributors. We may not be able to attract distribution relationships or establish and maintain new successful relationships with distributors in our current geographic markets or new geographic distribution areas, and we may have to incur additional expenditures to attract and maintain key distributors in one or more of our distribution areas in order to profitably exploit our products.

It is difficult to predict the timing and amount of our sales.

In order to reduce inventory costs, distributors endeavor to order products from us on a “just in time” basis in quantities, and at such times, based on the demand for products in a particular distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our distributors or that any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. In addition, we cannot accurately predict the number of cases to be sold by any of our distributors.

Our business plan and future growth depends to a significant extent on our captive brands strategy. If we are unable to successfully implement this strategy, our business, prospects, financial condition and results of operations could be materially adversely affected.

We intend to allocate significant resources to our efforts in our Captive Brands subsidiary to develop our captive brands strategy through a turn key program we have developed specifically for retailers. These efforts may prove to be unsuccessful or unprofitable, in which case our results of operations and financial condition may suffer. Our ability to establish a market for our brands and products in the captive brands category depends on our ability to create compelling new brands with appealing brand identities and to establish and maintain successful relationships with diverse retailers, including grocery stores. Our success in the captive brands channel therefore depends on our ability to secure and maintain exclusive relationships with retailers.

Because products in the captive brands industry compete primarily on the basis of price, we may not be able to distinguish our captive brand products from those of larger, more well-established and substantially better financed companies in this industry, such as COTT Corporation, the Coca-Cola Company and PepsiCo, Inc., and may not be able to compete with these companies based solely on price. Our inability to successfully execute on our captive brands strategy would materially adversely affect our business, prospects, financial condition and results of operations.

We may incur higher supply costs or be unable to deliver products to our customers if we are unable to maintain relationships with our raw material suppliers.

Other than water, the principal raw materials necessary to produce our products are caps, aluminum cans and ends, bottles, labels, cartons and trays, concentrates, sweeteners and nutrive and non-nutrive additives. In addition, the supply of specific ingredients and packaging materials could be materially adversely affected by economic factors such as industry consolidation, energy shortages, governmental controls, labor disputes, natural disasters, acts of war or terrorism and other factors, all of which are beyond our control.

We rely upon our ongoing relationships with our key flavor suppliers. We could suffer disruptions in our business if we are unable to source our flavors on acceptable terms from our key suppliers.

Generally, flavor suppliers hold the proprietary rights to their flavors. Consequently, for our Captive Brands subsidiary especially, we do not have the list of ingredients or formula for our flavors and certain of our concentrates readily available to us, and we may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. If we need to replace a flavor supplier, we could experience temporary disruptions in our ability to deliver products to our customers, which in turn could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We rely on third party bottlers and contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business, prospects, financial condition and results of operations could be materially adversely affected.

We do not directly manufacture our products. We outsource such manufacturing to bottlers and other contract packers. We do not anticipate bringing the manufacturing process in-house in the future. Our production arrangements are terminable at will. In the event of a disruption or delay, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. A disruption or delay in production of any of our products could significantly affect our revenues from such products because alternative co-packing facilities in the U.S. with adequate capacity may not be available for such products either at commercially reasonable rates and/or within a reasonably short time period, if at all. Consequently, a disruption in production of such products could have a material adverse effect on our business, prospects, financial condition and results of operations. Our failure to accurately predict and manage our contract manufacturing requirements may impair relationships with our independent distributors and accounts which, in turn, would likely have a material adverse effect on our ability to maintain effective relationships with those distributors and accounts.

Failure to accurately estimate demand for our products could materially adversely affect our business and financial results.

We may not correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, cans, glass, labels, flavors, supplements, certain sweeteners, or packing arrangements, we might not be able to satisfy demand on a short-term basis. Industry-wide shortages of supplements and sweeteners have been experienced and could from time to time be experienced in the future. These kinds of shortages could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business, prospects, financial condition and results of operation. We do not use hedging agreements or alternative instruments to manage this risk.

We may be required to provide more favorable terms to our customers in the future.

To the extent the consolidation among mass retailers continues, a greater percentage of our sales could be concentrated in a smaller number of retailers, which may enhance our customers’ ability to negotiate more favorable terms and prices from us. For example, many companies in the industry discount prices of existing products, provide for advertising allowances and credits or give other sales incentives to customers. In addition, many companies reduce the prices of their products to provide price adjustments for retail inventories held by customers at the time a price change occurs, a practice referred to as price protection. We offer a marketing allowance to select retailers as part of our broader based deal negotiation. As a result of competitive practices or otherwise, we have in the past and may in the future be required to make such concessions to a significant degree, which could materially adversely affect our business, prospects, financial condition and results of operations.

Our inability to protect our trademarks and trade secrets may prevent us from successfully marketing our products and competing effectively.

We regard our intellectual property, particularly our trademarks and trade secrets, to be of considerable value and importance to our business and our success. We rely on a combination of trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. Failure to protect our intellectual property could materially harm our brands and our reputation and materially adversely affect our ability to compete effectively. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly and may require a substantial investment of our management’s time. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations.

As part of our captive brands strategy, we may enter into licensing agreements under which we grant our licensing partners certain rights to use our trademarks and other designs. Although our agreements require that a licensing partner’s use of our trademarks and designs is subject to our control and approval, any breach of these provisions, or any other action by any of our licensing partners that is harmful to our brands, goodwill and overall image, could have a material adverse effect on our business, prospects, financial condition and results of operations.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We may become party to litigation claims and legal proceedings. Litigation involves significant risks, uncertainties and costs, including distraction of management attention away from our current business operations. The cost of litigation, even if without merit, and the resulting distraction to management, could have a material adverse effect on our business, prospects, financial condition and results of operations.

On April 19, 2012, we received a Civil Action Summons and Complaint from certain holders of promissory notes in the principal amount of $50,000 issued by our predecessor, Hybrid Dynamics Corporation, in 2008. The Complaint demands repayment of the principal and interest in the aggregate amount of $60,965, plus incidental and consequential damages and attorneys’ fees. See Item 3, Litigation.

Others may allege that we infringe on their intellectual property rights, which could result in the diversion of attention and resources from our business operations.

Occasionally, third parties may assert that we are, or may be, infringing on or misappropriating their intellectual property rights. In these cases, we intend to defend against claims or negotiate licenses when we consider these actions appropriate. Intellectual property cases are uncertain and involve complex legal and factual questions. If we become involved in this type of litigation, it could consume significant resources and divert our attention from business operations.

If we are found to infringe on the intellectual property rights of others, we could incur significant damages, be enjoined from continuing to manufacture, market or use the affected product, or be required to obtain a license to continue manufacturing or using the affected product. A license could be very expensive to obtain or may not be available at all. Similarly, changing products or processes to avoid infringing the rights of others may be costly or impracticable.

If we lose the services of our President, our operations could be disrupted and our business could be harmed.

Our business plan relies significantly on the continued services of our President, Fouad Kallamni. If we were to lose the services of Mr. Kallamni, our ability to continue to execute our business plan could be materially impaired. Although Mr. Kallamni does not have an employment agreement with us (he currently serves on consulting basis pending the receipt of additional funding), we are not aware of any facts or circumstances that suggest Mr. Kallamni might leave us. We do not have key man life insurance on Mr. Kallamni.

The inability to attract and retain key personnel would directly affect our efficiency and results of operations.

Our success depends on our ability to attract and retain highly qualified employees in such areas as production, distribution, sales, marketing and finance. We compete to hire new employees. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover, particularly involving our key personnel, could negatively impact our operations, financial condition and employee morale.

Our business and financial results may be materially and adversely affected if we fail to manage our expanding operations successfully.

Our success depends, in part, on our ability to manage our expanding operations. Recently, we have commenced the expansion of our business and beverage offerings through the addition of new products to be launched to supplement our current product offering of OSO. Our principal strategy is to expand our business in new distribution channels and markets and with new beverage offerings through a turnkey captive brands program. The success of this strategy depends on our ability to manage and integrate new beverages into new channels and markets with retailers. Furthermore, our new product lines may not prove to be profitable.

Global or regional catastrophic events could impact our operations and financial results.

Our business can be affected by major natural disasters or widespread outbreaks of infectious diseases such as avian influenza or severe acute respiratory. Such events could impair our ability to manage our business in the U.S., could disrupt our supply of raw materials, and could impact production, transportation and delivery of products. In addition, such events could cause disruption of regional or global economic activity, which can affect consumers’ purchasing power in the affected areas and, therefore, reduce demand for our products.

If we are unable to build and sustain proper information technology infrastructure, our business could suffer.

We depend on information technology to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. We could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach, if we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure. Notwithstanding our implementation of security measures, our information systems could potentially be penetrated by outside parties intent on extracting or corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and result in the loss of assets, which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

We could be exposed to product liability claims for personal injury or possibly death.

We currently do not carry product liability insurance. Although we intend to purchase this insurance when funds are available to do so, there can be no assurance that the coverage obtained will be sufficient to cover any or all product liability claims. If our product liability insurance is not obtained or is inadequate in amount, a product liability claim would likely have a material adverse effect upon our business, prospects, financial condition and results of operations.

If we are unable to maintain brand image and product quality, or if we encounter other product issues such as product recalls, our business may suffer.

Our success depends on our ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. There can be no assurance, however, that additional expenditures and our advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences. Product quality issues, real or imagined, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products.

In addition, because of changing government regulations or implementation thereof, or allegations of product contamination, we may be required from time to time to recall products entirely or from specific markets. Product recalls could affect our profitability and could negatively affect brand image. We do not maintain recall insurance. Adverse publicity surrounding obesity concerns, water usage and other concerns could negatively affect our overall reputation and our products’ acceptance by consumers.

Rising energy and freight costs may have an adverse impact on our sales and earnings.

Recent volatility in the global oil markets has resulted in rising fuel prices, which many shipping companies are passing on to their customers by way of higher base pricing and/or increased fuel surcharges. Although we work with suppliers to mitigate raw material price increases, energy surcharges on our raw materials may continue to increase as well. Due to the price sensitivity of our products, we do not anticipate that we will be able to pass all of these increased costs on to our customers.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

U.S. generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as stock-based compensation, trade promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

If we are unable to maintain effective disclosure controls and procedures and internal control over financial reporting, our stock price and investor confidence in our Company could be materially and adversely affected.

We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective. Because of their inherent limitations, internal control over financial reporting, however well designed and operated, can only provide reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions. The failure of controls by design deficiencies or absence of adequate controls could result in a material adverse effect on our business and financial results.

Risks Related to Our Industry

The beverage industry is highly competitive, especially in the functional beverage category and increased competition could hurt our business.

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as The Coca-Cola Company, PepsiCo Inc. and Red Bull Gmbh. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains, and club stores.

If we are unable to maintain brand image and product quality or encounter product issues, such as product recalls, our business, prospects, financial condition, and results of operations could be materially adversely affected.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our target market consumers between the ages of 18 and 34, and our success depends on our ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. There can be no guarantees that additional expenditures in marketing and advertising will have the desired impact on our products’ brand image and on consumer preferences. Any failure of our owned brands or captive brands to maintain or increase acceptance or market penetration would likely have a material adverse effect on our business, prospects, financial condition and results of operations.

In addition, product quality issues, real or imagined, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. We may be required from time to time to recall products entirely or from specific markets due to changing government regulations, allegations of product contamination or lack of consumer interest in certain products. Product recalls could affect our profitability and could negatively affect brand image. We do not maintain recall insurance.

Change in consumer preferences may reduce demand for some of our products.

Market data indicates that consumers are seeking greater variety in their beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages and be competitive in the areas of quality and health. We can provide no assurances that consumers will continue to purchase our products in the future. Additionally, our branded products are considered premium products and to maintain market share during recessionary periods we may have to reduce profit margins, which would adversely affect our results of operations. Some beverage brands and/or products may be limited to a product lifecycle of a few years before consumers’ preferences change. The beverages we currently market are in varying stages of their lifecycles, and we can provide no assurance that such beverages will become or remain profitable for us. The beverage industry is subject to changing consumer preferences, and shifts in consumer preferences may materially adversely affect our business, prospects, financial condition and results of operations if we misjudge such preferences. If our revenues decline, our business, prospects, financial condition and results of operations would be materially adversely affected.

Our sales are affected by seasonality

As is typical in the beverage industry, our sales are seasonal. We have experienced greatest sales volume during the second and third calendar quarters, generally Memorial Day to Labor Day. As a result, our working capital requirements and cash flow vary substantially throughout the year. Consumer demand for our products is also affected by weather conditions. Cool, wet Spring or Summer weather could result in decreased sales of our beverages and could have a material adverse effect on our business, prospects, financial condition and results of operations.

Changes in the legal and regulatory environment in the jurisdictions in which we operate could increase our costs or reduce our revenues.

As a beverage producer, we must comply with various federal, state, provincial, local and foreign laws relating to production, packaging, quality, labeling and distribution, including, in the U.S., those of the federal Food, Drug and Cosmetic Act, the Fair Packaging and Labeling Act, the Federal Trade Commission Act, the Nutrition Labeling and Education Act and California Proposition 65. We are also subject to various federal, state, provincial, local and foreign environmental laws and workplace regulations. These laws and regulations include, in the U.S., the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, the Federal Motor Carrier Safety Act, laws governing equal employment opportunity, customs and foreign trade laws and regulations, laws relating to the maintenance of fuel storage tanks, laws relating to water consumption and treatment, and various other federal statutes and regulations. These laws and regulations may change as a result of political, economic, or social events. Such regulatory changes may include changes in food and drug laws, laws related to advertising, accounting standards, taxation requirements, competition laws and environmental laws, including laws relating to the regulation of water rights and treatment. Changes in laws, regulations or government policy and related interpretations may alter the environment in which we do business, which may materially adversely affect our business, prospects, financial condition, and results of operations.

Significant additional labeling or warning requirements may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the chemical content or perceived adverse health consequences of certain of our products. These types of requirements, if they become applicable to one or more of our major products under current or future environmental or health laws or regulations, may inhibit sales of such products. In California, a law requires that a specific warning appear on any product that includes a component listed by the state as having been found to cause cancer or birth defects. This law recognizes no generally applicable quantitative thresholds below which a warning is not required. If a component found in one of our products is added to the list, or if the increasing sensitivity of detection methodology that may become available under this law and related regulations as they currently exist, or as they may be amended, results in the detection of an infinitesimal quantity of a listed substance in one of our beverages produced for sale in California, the resulting warning requirements or adverse publicity could affect our sales.

Risks Related to our Common Stock

We are not current in our filings under the Securities Exchange Act of 1934

We are not current in our filings with the Securities and Exchange Commission. We expect to become current in such filings in the very near future, but before that time the Company is not providing investors with current information relating to its business that an investor would reasonably require access to in order to make an informed decision whether to purchase our common stock. See “Special Filing Note”.

The price of our common stock is volatile, and the public market for our common stock is limited. If you invest in our common stock, the value of your investment could decline, and there may be a limited market in which to sell shares of our common stock which you have purchased.

The trading price of our common stock has been and continues to be subject to fluctuations. Generally, stock prices may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, changes in recommendations by security analysts, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors. Aside from these factors, significant volatility in the market price of our common stock may arise due to factors such as:

•	the development of our business;

•	continued negative cash flow;

•	relatively low price per share;

•	relatively low public float;

•	variations in quarterly operating results;

•	general trends in the functional beverage industry;

•	the number of holders of our common stock; and

•	the interest of securities dealers in maintaining a market for our common stock.

As long as there is only a limited public market for our common stock, the sale of a significant number of shares of our common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered and could cause a severe decline in the price of our common stock.

We have 61,201,483 shares of common stock outstanding as of April 24, 2012. Of these shares, approximately 50,000,000 are restricted shares under Rule 144 of the Securities Act of 1933.

Any future equity or debt issuances by us, including the exercise of outstanding warrants, may have dilutive or adverse effects on our existing shareholders.

We may issue additional shares of common stock, convertible securities or warrants that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. The sale of substantial amounts of our common stock, the issuance of substantial amounts of warrants and options granting the right to receive shares of our common stock or the prospect of such sales or issuances could materially adversely affect the market price of our common stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline.

We expect to experience significant fluctuations in quarterly operating results. These fluctuations may cause cash shortfalls and materially affect our results of operations, which would have an adverse effect on our common stock trading price.

Because of the nature of our business, we believe that quarter-to-quarter comparisons of results of our operations are not necessarily meaningful. Our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These and other factors result in an uneven revenue stream. Any significant shortfall in revenues could have an immediate and adverse effect on our business and financial condition. Such variations may lead to significant volatility of our share price. Because our revenue stream is not predictable, you should not rely on the results of any single quarter as an indication of our future performance.

We have not paid cash dividends, and it is unlikely that we will pay cash dividends in the foreseeable future.

We plan to use all of our earnings, to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. Investors should not expect to receive cash dividends on our common stock.

Our common stock is considered to be a “penny stock.”

Our common stock will be considered a “penny stock” as that term is defined in Rule 3a5-1 promulgated under the Exchange Act.

Penny stocks are stocks:

•	with a price of less than $5.00 per share;

•	that are not traded on a “recognized” national exchange;

•	whose prices are not quoted on the NASDAQ automated quotation system; or

•	of issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenue of less than $600,000.

Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a “penny stock” for the investor’s account. We urge potential investors to obtain and read this disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Rule 15g-9 promulgated under the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any “penny stock” to that investor. This procedure requires the broker-dealer to:

•	obtain from the investor information about his or her financial situation, investment experience and investment objectives;

•	reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has enough knowledge and experience to be able to evaluate the risks of “penny stock” transactions;

•	provide the investor with a written statement setting forth the basis on which the broker-dealer made his or her determination; and

•	receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objective.

Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties. Accordingly, our common stock should only be purchased by investors who understand that such investment is a long-term and illiquid investment and are capable of and prepared to bear the risk of holding the common stock for an indefinite period of time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We rent space for our inventory as required through short term arrangements with third parties. We rent our corporate headquarters for a fixed rate of $2,500 per month on an informal month to month basis from a non-affiliated third party effective August 15, 2011. Our corporate headquarters are located at 501 Madison Avenue, Suite 501, New York, NY 10022.

ITEM 3.	LEGAL PROCEEDINGS.

On April 19, 2012, we received a Civil Action Summons and Complaint from four holders of unsecured convertible promissory notes (“Notes”) in the aggregate principal amount of $50,000 issued by our predecessor, Hybrid Dynamics Corporation, in 2008. The Complaint was filed on February 15, 2012 in the Superior Court of New Jersey, states that the Company’s failure to pay the Notes constitutes a default and breach of contract, and demands repayment of principal and interest in the aggregate amount of $60,965, plus incidental and consequential damages and attorneys’ fees. We are considering our response to this Complaint. Pursuant to an Indemnification Agreement entered into with Eric Brown, an affiliate of Prestwick Circle Service Corp. (see “Note Purchase Agreement” discussed in Item 7 herein) on October 19, 2011 as part of the merger transaction with OSO USA LLC, we have been indemnified by Mr. Brown in the event that we pay any indebtedness evidenced by Notes. If the event that we make any such payments, we will demand that we be made whole pursuant to the Indemnification Agreement.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently traded on the OTCQB under the symbol “PBGC”.

The following table shows, for each quarter of fiscal 2011 and 2010, the high and low closing sales prices as reported by OTC Markets.

	High	Low
2011:
Fourth quarter	$1.05	$0.08
Third quarter	$1.05	$0.25
Second quarter	$0.25	$0.25
First quarter	$0.25	$0.01
2010:
Fourth quarter	$0.01	$0.01
Third quarter	$0.01	$0.01
Second quarter	$0.016	$0.01
First quarter	$0.016	$.016

As of April 24, 2012, there were 61,201,483 shares of common stock issued and outstanding, held by approximately 212 holders of record, although there are a larger number of beneficial owners. The closing price on April 24, 2012 was $0.04 per share.

Dividends

We have never declared or paid any cash dividends with respect to our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination with regard to the payment of dividends will be at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, applicable dividend restrictions and capital requirements and other factors deemed relevant by the Board of Directors.

Stock Repurchases

None.

Sales of Unregistered Securities

On October 19, 2011, we issued 50,000,000 restricted shares of our common stock in connection with the merger of OSO USA LLC into OSO Beverages Corp., our wholly-owned subsidiary. See Item I, “Background”. On December 15, 2011, we issued 89,807 restricted shares of our common stock upon the cashless exercise of a warrant to purchase 200,000 shares of our common stock.

None of these sales of securities was registered under the Securities Act of 1933 in reliance on the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. Each of the persons and/or entities receiving our securities qualified as an accredited or sophisticated investor and each acknowledged that they were acquiring the shares as investments for their own account and without any intention to sell or otherwise dispose of the shares. These securities were issued as restricted securities and the certificates were stamped with restrictive legends to prevent any resale without registration under the Act or in compliance with an exemption.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As described at the beginning of this Annual Report on Form 10-K, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could contribute to such differences include those discussed at the beginning of this Report, below in this section and in the section above entitled “Risk Factors.” You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect new information, events or circumstances after the date of this Report, or to reflect the occurrence of unanticipated events. You should read the following discussion and analysis in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Report.

Overview

We are a consumer brand development company focused on creating, marketing and selling compelling functional beverage brands. We operate a two-tiered strategy that blends the large upside potential of developing and owning proprietary brands with a lower risk, predictable captive brands strategy. Our flagship brand, OSO, is a premium energy beverage offered primarily to high profile on-premise venues in New York City. “On-premise” accounts include clubs, bars, restaurants and hotels. OSO holds a unique position as a premium energy beverage. With additional repackaging initiatives currently underway, OSO intends to further differentiate itself by offering a sleek glass bottle packaging option along with a formula that is made with 100% all natural ingredients. OSO’s positioning is sophisticated, top-shelf energy with elegant packaging, unlike mass market ‘extreme-focused’ canned energy drinks.

In addition to OSO, we intend to utilize our manufacturing and brand development skills to create high quality store brands for mass retailers (which we have dubbed “captive brands”). Our management team has prior direct experience developing captive functional beverage brands for national and regional retailers such as Walgreens, Duane Reade, Stop&Shop and Roundy’s. Our new turnkey captive brand program involves the development of a brand tailored for a specific retailer in return for a long-term vendor agreement with that retailer to manufacture and supply product. The development of the brand includes all facets of product development, including formulations, branding, packaging, distribution and marketing.

We measure our results primarily through case sales of our products. However, historically, a lack of available capital has significantly limited our sales efforts, the effect of which can been be seen in our results of operations. In October 2011 we entered into a merger transaction intended to provide us with an attractive capital structure to secure financing for production of our products, among other things. We expect that having full stock of our OSO products will have a positive effect on our go forward results of operations. We intend to begin reporting our quarterly case sales as a relevant metric in our financial statements beginning after the quarter in which we have full stock of our products.

We operate our business through our wholly owned subsidiaries, OSO Beverages Corp. and Captive Brands Corp. We distribute our OSO products through our wholly owned subsidiary, Fury Distribution Holdings LLC.

Results of Operations

Years Ended December 31, 2011 and 2010

Revenue

For the year ended December 31, 2011, revenue was $95,101, a decrease of $77,992, or 45.1%, from $173,093 in revenue for the year ended December 31, 2010. Our revenues were affected negatively by a lack of available for sale inventory due to financing constraints. In 2010, we offered both flavors of our OSO energy beverage, and in 2011 we only offered our original flavor due to lack of available financing for our products.

For the year ended December 31, 2011, sales allowances and discounts, which are netted from revenue, totaled $8,016, a decrease of $5,539, or 40.9%, from $13,555 for the comparable period. The decrease was a primarily a result of lower revenues in 2011 which affected the corresponding sales allowances and discounts. On a percentage of total sales basis, sales allowances and discounts represented 7.5% of total sales in 2011 versus 7.3% in 2010. The increase in percentage sales allowances reflected our efforts to maintain key accounts during period in which we lacked full inventory to satisfy demand. We expect to continue to offer aggressive sales allowances and discounts to our accounts during periods of high growth to attract accounts and combat other promotional efforts from our competitors.

Gross Profit

For the year ended December 31, 2011, gross profit was $62,884, a decrease of $52,985, or 45.7%, from $115,869 in gross profit for the year ended December 31, 2010. On a percentage of net sales basis, gross profit was 66.1% in 2011 versus 66.9% in 2010. The decrease in gross profit was a direct result of the decrease in sales due to the lack of available stock as described herein. Our production costs and margins remained relatively the same on a percentage basis even at the lower volumes experienced in 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2011 were $255,975, an increase of $116,008, or 83%, from $139,967 for the year ended December 31, 2010. Selling, general and administrative expenses increased primarily as a result of increased professional fees and expenses related to our merger with DAM Holdings and preparation to enter the public markets. In addition, in the fourth quarter of 2011, we entered into consulting agreements with key individuals that resulted in higher consulting expenses in 2011 versus 2010, primarily as a result of our certain internal requirements to operate as a public company. As part of our growth and expansion plan, we also incurred certain rebranding expenses including designs for corporate identity, packaging, and collateral materials, including websites, in 2011 that were not incurred in 2010.

Other Income (Expense)

In 2011, we recognized a non-cash gain on the settlement of a debt due a third party of $18,628. Concurrent with our merger with DAM Holdings Inc. and subsequent Note Purchase Agreement, we paid the third party $7,195 as full and final settlement of the debt.

Interest Expense

Interest expense was $29,799 for the year ended December 31, 2011, an increase of $4,898 from $24,901 for the year ended December 31, 2010. We finance our products through the issuance of notes to certain third party lenders. The notes typically have a funded amount and a face amount, and do not bear interest. We recognize interest as the difference between the face amount and the funded amount, amortized over the life of the note.

Net Income

Net loss for the year ended December 31, 2011 was $204,359, an increase of $155,360 from a loss of $48,999 for the year ended December 31, 2010. The increase was primarily a result of higher selling, general and administrative expenses as discussed herein, primarily due to expenses related to the merger with DAM Holdings and expenses related to preparing for and operating a public company.

Liquidity and Capital Resources

As of December 31, 2011, we had a working capital deficit of $453,630. Included in the deficit were accounts payable and accrued expenses of $218,586 and notes payable in the amount of $353,803. The majority of our working capital deficit is related to outstanding balances from our merger transaction with Dam Holdings, which we expect to satisfy through negotiated repayments and retirements in due course. We receive cash through the sale of our products through our wholly owned distributor, Fury Distribution Holdings LLC. To date, we have financed our operations, primarily the production of inventory, through the issuance of debt to private investors.

As of December 31, 2011 and 2010, we had cash and cash-equivalents of $21,862 and $2,521, respectively. Cash used in operations during the years ended 2011 was $158,184, compared to cash provided by operations of $28,361 in 2010. Our cash flows from operations were largely affected by the effect of the merger transaction with our merger with Dam Holdings, in which we incurred substantial operating expenses to effect the transaction.

Net cash provided by financing activities for the year ended December 31, 2011 was $179,266, which reflected our issuance of notes payable to lenders to finance inventory, merger transaction expenses, and working capital. For the year ended December 31, 2010, our net cash used in financing activities was $34,326, which reflected higher repayments on production loans than issuances of new production loans. We expect to continue to finance our inventory production through the issuance of notes payable, and potentially through the issuance of equity securities should financing be available to us on agreeable terms.

Note Purchase Agreement. We have in place a Note Purchase Agreement with Prestwick Circle Service Corp. (“Prestwick”) which provides for maximum non-interest bearing advances to us of $387,100, of which $187,100 has been advanced and is evidenced by an unsecured convertible promissory note in that amount. Prestwick has defaulted on its obligation to purchase, and the Company has issued a demand letter with respect to the remaining balance of $200,000. Although Prestwick has provided repeated assurances that funding will occur under the Note Purchase Agreement, there is no assurance that funding will in fact occur.

The note purchased pursuant to the Note Purchase Agreement is convertible into shares of our common stock at any time by the holder at $0.135 per share. We may require the holder to convert its notes into shares of our common stock, unless the conversion would result in the holder then owning more than 4.99% of our common stock. We may require at our election conversion of all remaining notes after April 18, 2012 regardless of the then ownership position of the holder.

On December 9, 2011, we issued a senior secured promissory note in the amount of $100,000 to a third party lender. The note provided for original issue discount of $20,000, with the result that our net proceeds were $80,000. The note is due on the earlier to occur of (i) March 31, 2012, (ii) the receipt of the remaining proceeds in the amount of $200,000 from a Note Purchase Agreement entered into with a third party investor on October 24, 2011 and (iii) the receipt of $200,000 of proceeds from our planned private placement of equity securities. We also entered into a security agreement with the lender pursuant to which we granted a first lien on all of our assets to secure repayment of the note. The note may be converted into shares of our common stock by the lender at any time at $0.20 per share.

We expect that the net proceeds from the issuance of these equity securities and secured promissory notes will provide sufficient capital for its operations through August 2012.

We also intend to offer $500,000 of our restricted shares of common stock solely to accredited investors pursuant to a private placement commencing in July 2012. We believe that the placement of these securities, if successful, will satisfy our liquidity needs through the remainder of 2012. Pending the receipt of the proceeds of this offering, the Company will operate with minimal staff and overhead and will not enter into employment agreements with key personnel. Production of inventory will be limited to purchases financed through debt, and sales and marketing will be continued on an organic basis with current resources. No assurance can be provided that this offering will occur or be successful.

Our capital requirements depend on several factors and are primarily related to our product development expenses and inventory purchases. We may seek to sell equity or debt or obtain a credit facility in addition to our current planned equity placement. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and incurring additional indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to continue to grow our business. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Our inability to raise equity capital to support our 2012 operating plans and production of our products, along with our current working capital deficiency, continues to raise substantial doubt about our ability to continue as a going concern. Our audited financial statements for the years ended December 31, 2011 and 2010 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Contractual Obligations

We entered into consulting agreements with certain key members of our business effective October 1, 2011. Under these consulting agreements, we are contractually obligated to pay certain consultants a monthly retainer for their services.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Item is inapplicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Fouad Kallamni, who was our President, principal executive officer and principal financial officer after the merger of OSO USA LLC into the Company on October 19, 2011 (see Item 1, Business) and for the remainder of the reporting period which ended on December 31, 2011, has concluded that the disclosure controls and procedures were neither effective prior to the merger or as of December 31, 2011. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, our principal executive and financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of December 31, 2011, it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We have concluded that our internal control over financial reporting was not effective as of December 31, 2011.

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

Functional Controls and Segregation of Duties

We have an inadequate segregation of duties consistent with control objectives. Our management is composed of a single individual resulting in a situation where no segregation of duties exists. In order to remedy this situation we would need to hire additional staff to provide segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management intends to reassess this matter during the current fiscal year to determine whether improvement in segregation of duties is feasible.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our Board of Directors as of April 24, 2012 is as follows:

Director	Age	Director Since
Fouad Kallamni	34	October 2011

Mr. Kallamni is the founder of our predecessor and oversees all of our business activities, including brand and product development. He has more than five years direct experience in the development and marketing of both private and captive functional beverages brands. In addition, he has extensive experience in full service marketing, special events and promotions planning directed at building brand experience through lifestyle, entertainment, fashion and nightlife, all directly relevant to the marketing of specialty beverages targeted at a specific demographic. Between 2006 and 2011, Mr. Kallamni was Chief Executive Officer and Director of PriLabs, Inc., a marketer of exclusive brand (private label) functional beverage programs with retailers. Mr. Kallamni founded PriLabs and built its business from inception, counting top tier retailers among its clients, including Walgreens, Duane Reade, Stop & Shop, Roundys and CVS. In 2010, Mr. Kallamni co-founded and is a partner of Casablanca Foods, LLC, a marketer of specialty Moroccan Foods with customers such as Wegmans, Food Emporium, Crate & Barrel, Stop & Shop, The Fresh Market and other retail chains. During the period 2000 through 2002, Mr. Kallamni was a managing partner at The Incompass Group, a full service marketing, special events and promotions company based in New York that builds brand experience through lifestyle, entertainment, fashion and nightlife. Mr. Kallamni also has experience in public relations at The Varick Group, where he served as head of event marketing and promotions during the period 2002 through 2004. The Varick Group worked with such clients as Nike, Pepsi, LG, Virgin, Def Jam, Maverick Records, Bad Boy and Prince.

Executive Officers

Our sole executive officer as of April 24, 2012 was as follows:

Name	Age	Position	Officer Since
Fouad Kallamni	34	President	October 2011

Please refer to Mr. Kallamni’s biography in the preceding section “Directors.”

Code of Ethics

The Company’s Code of Ethics may be found on the Company’s website, www.premierbeveragegroup.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of our common stock. Reporting Persons are also required by SEC regulations to furnish us with copies of all such ownership reports they file. SEC regulations also require us to identify in this Report any Reporting Person who failed to file any such report on a timely basis.

To the Company’s knowledge based solely on a review of the copies of such reports furnished to the Company, the following persons have failed to file, on a timely basis, reports required by the Exchange Act during 2011:

Name and Principal Position	Number of Late Reports
Fouad Kallamni, Director and President	1

Audit Committee

We do not have an Audit Committee. All functions of an audit committee are performed by Mr. Kallamni as our sole director

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows all compensation awarded, earned by or paid to our Named Executive Officers for the fiscal years ended December 31, 2011 and 2010, to the extent applicable.

Name and Principal Position	Year	Salary ($)[2]	Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Fouad Kallamni[1]	2011	$25,325	$		$		$0	$0	$25,325
President
Mark Klein[3]	2011	0		0		0	0	0	0
President and Secretary	2010	0		0		0	0	0	0

1 Mr. Kallamni was appointed President of the Company on November 8, 2011.

2 Mr. Kallamni does not have an employment agreement with the Company. He was compensated in 2011 pursuant to a one year consulting agreement at the rate of $25,325 for the month of October and at the rate of $10,000 per month thereafter. Of that amount, $25,325 was paid in cash and the balance of $20,000 was accrued pending the closing of a round of financing of $1 million or more.

3 Mr. Klein resigned as President, Secretary and Director effective October 19, 2011.

Outstanding Equity Awards at Fiscal Year-End 2011 Table

There were no equity awards held by our Named Executive Officer as of December 31, 2011.

Director Compensation

Mr. Kallamni received no compensation for his services to the Company as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth as of April 24, 2012 certain information regarding the beneficial ownership of our outstanding common stock by the following persons or groups:

• each person who, to our knowledge, beneficially owns more than 5% of our common stock; and

• the Named Executive Officer (who is also the Company’s sole director) identified in the Summary Compensation Table above.

As of April 24, 2012 there were 61,201,483 shares of common stock issued and outstanding, held by approximately 212 holders of record, although there are a larger number of beneficial owners. Unless otherwise indicated, each person's address is c/o Premier Beverage Group Corp, 501 Madison Avenue, Suite 501, New York, NY 10022.

Beneficial ownership is determined in accordance with SEC rules and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 27, 2012 are deemed outstanding for computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated and subject to community property laws where applicable, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the shares listed opposite their names.

Name and Address of Beneficial Owner	No. of Shares	Options/Warrants Currently Exercisable or Within 60 Days	Total Beneficial Ownership	Percent of Total
Named Executive Officer and Director
Fouad Kallamni	31,500,000	0	31,500,000	51.5
Other Principal Shareholders
Core Equity Group, LLC	5,000,000	0	5,000,000	8.2

Equity Compensation Plan Information

We have no equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no related person transactions required to be disclosed pursuant to Item 404(a) or Item 407(a) of Regulation S-K.

Fouad Kallamni, our sole director, is our President and is not an “independent” director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Liebman Goldberg & Hymowitz LLP audited our financial statements for the year ended December 31, 2011 and the financial statements of our predecessor entity for year ended December 31, 2010.

Audit and Related Fees

The following table sets forth the aggregate fees billed by Liebman Goldberg & Hymowitz LLP for professional services rendered in fiscal years ended December 31, 2011 and 2010, respectively.

	2011	2010
Audit Fees[1]	$18,250	$17,500
Audit-Related Fees[2]
Tax Fees
All Other Fees[3]

[1]	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings. We did not file any Forms 10-Q in 2011.
[2]	“Audit-Related Fees” generally represent fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.
[3]	“Tax Fees” generally represent fees for tax advice.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Report are as follows:

1) Financial Statements: The consolidated financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this Report.

2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3) Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the document to which it is cross referenced is made.

Exhibit Number	Exhibit

3.1	Articles of Incorporation(1)
3.2	Amendments to Articles of Incorporation(1),(2),(4),(7)
3.3	Articles of Merger of Premier Beverage Group Corp. into DAM Holdings, Inc.(8)
3.4	By-Laws(1)
4.1	Description of Securities(1),(2),(3)
4.2	Certificate of Designation Series A Preferred Stock(4)
4.3	Certificate of Designation Series B Preferred Stock(6)
4.4	Class A Warrant Agreement(9)
4.5	Form of Class A Warrant Certificate(9)
4.6	Specimen Common Stock Certificate(2)
10.1	Form of 6% Convertible Promissory Notes(5)
10.2	Stock Purchase Agreement(10)
10.3	Assumption and Indemnification Agreement(10)
10.4	Form of Unsecured Promissory Note(10)
10.5	Form of Note Purchase Agreement(10)
10.6	Agreement and Plan of Merger of OSO USA LLC into OSO Beverages Corp.(11)
10.8	Indemnification Agreement*
10.9	Form of Senior Secured Promissory Note(12)
10.10	Form of Security Agreement(12)
10.11	Consulting Agreement with Fouad Kallamni*
10.12	Consulting Agreement with Core Equity Group LLC*
10.13	Consulting Agreement with Richard Fisher*
14.1	Code of Ethics(14)
16.1	Letter from Former Auditor(13)
21.1	Subsidiaries of Registrant*
31.1	Certification by Fouad Kallamni, Principal Executive and Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Fouad Kallamni, Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

(1)	Incorporated by reference from the Registration Statement on Form 10-SB on August 19, 2003
(2)	Incorporated by reference from the Registration Statement on Form 10-SB Amendment No. 1 filed on June 4, 2004
(3)	Incorporated by reference from the Registration Statement on Form 10-SB Amendment No. 5 filed on July 20, 2005
(4)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 15, 2007
(5)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 14, 2008
(6)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on August 13, 2009
(7)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 18, 2009
(8)	Incorporated by reference from the Current Report on Form 8-K filed on December 1, 2011
(9)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ending December 31, 2007
(10)	Incorporated by reference from the Current Report on Form 8-K filed on October 27, 2011

(11)	Incorporated by reference from the Current Report on Form 8-K filed on October 24, 2011
(12)	Incorporated by reference from the Current Report on Form 8-K filed on December 15, 2011
(13)	Incorporated by reference from the Current Report on Form 8-K/A filed on December 23, 2011
(14)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ending December 31, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER BEVERAGE GROUP CORP.
By:	/s/ Fouad Kallamni
Fouad Kallamni
President and Sole Director
September 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Premier Beverage Group Corp.

New York, New York

We have audited the accompanying consolidated balance sheets of Premier Beverage Group Corp. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for each of the years in the two year period ended December 31, 2011.  Premier Beverage Group Corp. and Subsidiaries management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Beverage Group Corp. and Subsidiaries as of December 31, 2011 and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2011, in conformity with its accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficiency and has suffered recurring losses from operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liebman Goldberg & Hymowitz, LLP

Garden City, New York

September 9, 2013

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES

(formerly known as DAM Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current assets:
Cash	$21,862	$2,521
Accounts receivable, net	32,424	29,226
Inventories	20,571	12,747
Prepaid expenses	23,297	7,182
Deferred financing costs	20,605	-
Total current assets	118,759	51,676

Property and equipment, net	1,644	-

Total assets	$120,403	$51,676

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$118,168	$33,647
Accrued expenses	100,418	67,749
Notes payable, net of unamortized debt discount of $48,319 and $-0- as of December 31, 2011 and 2010, respectively	353,803	55,866
Total current liabilities	572,389	157,262

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock-$0.0001 par value, 1,000,000 shares authorized and designated as follows:
Series A Preferred stock-$5 stated value, 660,000 shares authorized, 60,000 shares issued and outstanding as of December 31, 2011 and 2010	300,000	300,000
Series B Preferred stock-$500 stated value, 2,000 shares issued and outstanding as of December 31, 2011 and 2010	15,000	15,000
Common stock-$0.00015 par value, 99,000,000 shares authorized, 61,201,483 and 50,000,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively	9,180	7,500
Additional paid in capital	59,987	-
Accumulated deficit	(836,153)	(428,086)
Total stockholders' deficit	(451,986)	(105,586)

Total liabilities and stockholders' deficit	$120,403	$51,676

See notes to consolidated financial statements

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES

(formerly known as DAM Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010
Revenue:
Sales, net	$95,101	$173,093
Cost of goods sold	32,217	57,224
Gross profit	62,884	115,869

Operating expenses:
Selling, general and administrative	255,975	139,967
Depreciation expense	97	-
Total operating expenses	256,072	139,967

Net (loss) from operations	(193,188)	(24,098)

Other income (expense)
Gain on settlement of debt	18,628	-
Interest expense	(29,799)	(24,901)
Total other income (expense)	(11,171)	(24,901)

Net (loss) before provision for income taxes	(204,359)	(48,999)

Provision for income taxes (benefit)	-	-

Net (loss)	$(204,359)	$(48,999)

Net (loss) per common share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares, basic and fully diluted	52,222,827	50,000,000

See notes to consolidated financial statements

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES

(formerly known as DAM Holdings, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2011 AND 2010

									Additional
	Preferred stock		Series A Preferred		Series B Preferred		Common stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2010, adjusted for recapitalization	-	$-	60,000	$300,000	2,000	$15,000	50,000,000	$7,500	$-	$(379,087)	$(56,587)
Net loss	-	-	-	-	-	-	-	-	-	(48,999)	(48,999)

Balance, December 31, 2010	-	-	60,000	300,000	2,000	15,000	50,000,000	7,500	-	(428,086)	(105,586)
Effect of reverse merger:
Common stock issued to acquire OSO USA, LLC	-	-	-	-	-	-	11,111,676	1,667	-	(203,708)	(202,041)
Common stock issued for exercise of warrants cashless basis	-	-	-	-	-	-	89,807	13	(13)	-	-
Beneficial conversion feature relating to convertible note	-	-	-	-	-	-		-	60,000	-	60,000

Net loss	-	-	-	-	-	-	-	-	-	(204,359)	(204,359)

Balance, December 31, 2011	-	$-	60,000	$300,000	2,000	$15,000	61,201,483	$9,180	$59,987	$(836,153)	$(451,986)

See notes to consolidated financial statements

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES

(formerly known as DAM Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(204,359)	$(48,999)
Adjustments to net (loss) to net cash provided by operating activities:
Depreciation expense	97	-
Amortization of deferred financing costs	17,442	24,901
Bad debt expense	14,433	5,268
Beneficial conversion feature in connection with convertible note payable	11,681
Gain on forgiveness of debt	(18,628)	-
Changes in operating assets and liabilities:
Accounts receivable	(17,631)	(4,156)
Inventory	(7,824)	(19,043)
Prepaid and other current assets	(16,115)	2,990
Accounts payable and accrued expenses	62,720	67,400
Net cash (used in) provided by operating activities	(158,184)	28,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,741)	-
Net cash (used in) provided by investing activities	(1,741)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of notes payable	215,289	72,500

Repayments of notes payable	(36,023)	(106,826)
Net cash provided by (used in) financing activities	179,266	(34,326)

Net increase (decrease) in cash	19,341	(5,965)

Cash; beginning of the year	2,521	8,486

Cash; end of the year	$21,862	$2,521

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

See notes to consolidated financial statements

NOTE 1 –BUSINESS AND RECAPITALIZATION

Premier Beverage Group Corp. (the “Company”) develops, markets and distributes functional beverages. The Company’s products include OSO, a premium energy beverage sold primarily to on-premise venues, including restaurants, night clubs, and hotels. The Company also operates a turnkey private label business for retailers and food manufacturers seeking to offer functional beverages.

The Company is a Nevada corporation incorporated on July 22, 1999.  The Company is a holding company which owns 100% of the capital stock of OSO Beverages Corp., a Delaware corporation (“OBC”), which in turn wholly owns Fury Distribution Holdings, LLC a New York limited liability company (“FDH”), and 100% of the capital stock of Captive Brands Corp, a Delaware corporation.

On October 19, 2011, pursuant to the terms of an Agreement and Plan of Merger (the “OSO Merger”) between OSO USA LLC, a Delaware limited liability company ("OSO") and OBC, OSO merged into OBC. OBC was the surviving corporation, and the principal members of OSO were issued 50,000,000 newly issued restricted shares of the Company’s common stock (“Merger Consideration”) as consideration for all of the outstanding membership interests of OSO.

Upon completion of the OSO Merger, there were 61,176,676 shares of common stock issued and outstanding, including the Merger Consideration which constituted approximately 82% of the issued and outstanding shares of common stock. On November 25, 2011, the Company changed its name from Dam Holdings, Inc to Premier Beverage Group Corp.

After the OSO Merger, the Company sold the DAM Holdings, Inc. operating assets for nominal consideration. Because the owners and management of OSO obtained voting and operating control of Dam Holdings, Inc. in the OSO Merger, the transaction has been accounted for as a recapitalization of OSO Beverages Corp. accompanied by the issuance of its common stock for outstanding common stock of Dam Holdings, Inc, which was recorded at a nominal value. The accompanying financial statements and related notes give retroactive effect to the recapitalization as if it had occurred on January 1, 2010, and accordingly all share and per share amounts have been adjusted.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of Premier Beverages Group Corp. and its wholly owned subsidiaries, OSO Beverages Corp its wholly owned subsidiary, Fury Distribution Holdings, LLC (hereafter referred to as the “Company” or “Premier”). No operations were conducted in 2011 by the Company’s other subsidiary, Captive Brands Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the useful life of fixed assets and assumptions used in the fair value of stock-based compensation.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”).  ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing ASC 605-25 on the Company's financial position and results of operations was not significant.

Revenues on the sale of products, net of estimated costs of returns and allowance, are recognized at the time products are shipped to customers, legal title has passed, and all significant contractual obligations of the Company have been satisfied. Products are generally sold on open accounts under credit terms customary to the geographic region of distribution. The Company performs ongoing credit evaluations of the customers and generally does not require collateral to secure the accounts receivable.

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories.  These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.  Allowance for doubtful accounts for accounts receivable was $5,966 as of December 31, 2011 and $4,738 as of December 31, 2010, respectively.  Bad debt expense was $14,433 and $5,268 for the year ended December 31, 2011 and 2010, respectively.

Income taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2011 and 2010, the Company has not recorded any unrecognized tax benefits.

The tax years remaining open for examination are 2008, 2009, 2010 and 2011.

Inventories

Inventory consisted of finished goods is stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is three years for computer assets and five years for furniture and all other equipment. Expenditures for maintenance and repairs are expensed as incurred.

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants along with common shares issuable upon convertible notes and preferred stock have been excluded as common stock equivalents in the diluted loss per share because there effect is anti-dilutive on the computation.  Fully diluted shares outstanding were 61,201,483 for the year ended December 31, 2011.

Reclassification

Certain reclassifications have been made to prior periods' data to conform to the current year's presentation.  These reclassifications had no effect on reported income or losses.

Fair Value of Financial Instruments

The Company has adopted the required provisions of Topic 820, “Fair Value Measurements”. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. Topic 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

The Company’s financial instruments are carried at fair value, including, cash equivalents. Virtually all of the Company’s valuation measurements are Level 1 measurements. The adoption of Topic 820 did not have a significant impact on the Company’s consolidated financial statements.

Impairment of Long-Lived Assets

The Company reviewed the long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine if impairment exists, the Company compares the estimated future undiscounted cash flows from the related long-lived assets to the net carrying amount of such assets. Once it has been determined that an impairment exists, the carrying value of the asset is adjusted to the fair value. Factors considered in the determination of the fair value include current operating results, trends and the present value of estimated expected future cash flows.

Recent Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements of the Company.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net loss of $204,359 for the year ended December 31, 2011 and a net loss of $48,999 for the year ended December 31, 2010.  Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $453,630 as of December 31, 2011.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has undertaken further steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  In the event that the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2011 and 2010 is summarized as follows:

	2011	2010
Office furniture and equipment	$1,741	$-
Less: accumulated depreciation	(97)	-

	$1,644	$-

Depreciation expense for the years ended December 31, 2011 and 2010 was $97 and $0, respectively.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	2011	2010
Consulting fees	$54,000	$-
Sales commissions	28,417	17,188
Professional fees	18,000	50,561

	$100,417	$67,749

NOTE 6 - NOTES PAYABLE

Notes payable are comprised of the following:

	2011	2010
Demand Note	$-	$24,843
Secured Promissory Note	48,500	31,023
Senior Secured Convertible Promissory Note, net of amortized debt discount of $48,319	51,681	-
Secured Convertible 10% Promissory Note	6,567	-
Unsecured Convertible 6% Promissory Notes	59,955	-
Unsecured Convertible Promissory Note	187,100	-
	$353,803	$55,866

The Company has a $5,000 10% Convertible Secured Promissory Note (the “10% Secured Note”).  The 10% Secured Note was due on May 12, 2009 and bears an annual rate of interest of ten percent (10%).  The 10% Secured Note is secured by assignment of a motorcycle engine.  The 10% Secured Note may be converted by the holder into shares of the Company’s common stock at a price equal to seventy-five percent (75%) of the market price of the Company’s shares on the date of conversion limited to not more than 300,000 shares. At the date of issuance, the Company determined that the fair value of the beneficial conversion feature in respect of this 10% Secured Note on the date the note was issued to be equal to $4,054 using the Black-Scholes model which amount has been recorded as a debt discount was amortized over the term of the note.  The accompanying financial statements include $125 and $500 of interest expense for the year ending December 31, 2011 and 2010, respectively.  The 10% Secured Note is in default with a total aggregate amount due of $6,567 as of December 31, 2011.

In March of 2010 the Company entered into a $72,500 non-interest bearing note for the purchase of inventory. This note is secured by the Company's accounts receivable and inventory and precludes the issuance of any other indebtedness pari passu or senior to it. This note is subject to a mandatory monthly cash flow recapture provision whereby payments are made against this note pursuant to a formula. The funded amount under the note was $54,299, resulting in an original issuance discount of $18,201.  In accordance with the original issuance discount of the secured note, amortization of imputed interest expense of $4,550 and $13,651 have been recorded in 2011 and 2010, respectively, representing full amortization of the original issuance discount.  The note had a maturity date of March 11, 2011 and has been paid in full.

In May 2011, the Company entered into a $53,500 non-interest bearing note for the purchase of inventory. This note is secured by the Company's accounts receivable and inventory and precludes the issuance of any other indebtedness pari passu or senior to it. This note is subject to a mandatory monthly cash flow recapture provision whereby payments are made against this note pursuant to a formula. The funded amount under the note was $40,003, resulting in an original issuance discount of $13,497.  In accordance with the original issuance discount of the secured note, amortization of imputed interest expense of $8,998 has been charged in 2011, with a remaining unamortized original issue discount of $4,499.  The note has a maturity date of May 2, 2012.

On December 9, 2011, the Company issued a senior secured promissory note in the amount of $100,000 to a third party lender. The note is secured by a security agreement with the lender pursuant to which the Company granted a first lien on all of its assets. The note is due on the earlier to occur of (i) March 31, 2012, (ii) the receipt of the remaining proceeds in the amount of $200,000 from a Note Purchase Agreement entered into with a third party investor on October 24, 2011 and (iii) the receipt of $200,000 of proceeds from a planned private placement of equity securities. The funded amount under the note was $80,000, resulting in an original issuance discount of $20,000.  In accordance with the original issuance discount of the secured note, amortization expense of $3,894 has been charged in 2011, with a remaining unamortized original issue discount of $16,106. The note may be converted into shares of the Company’s common stock by the lender at any time at $0.20 per share. The Company also issued the lender a three year common stock purchase warrant for the purchase of 200,000 shares of the Company’s common stock at an exercise price of $0.20 per share. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $60,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period as interest expense.

Unsecured Convertible Promissory Notes

In June 2009, we entered into a $49,444 demand note with Fury Distribution, Inc., a minority shareholder of the Company, primarily for the purchase of certain point of sale marketing materials and accounts receivable. The demand note does not bear interest and had an original maturity date of December 31, 2009. The demand note was paid in full in October 2011.

The Company has four unsecured 6% Convertible Promissory Notes payable in the aggregate original principal amount of $50,000 (the “Convertible Notes”).  The Convertible Notes bear interest at the rate of 6% per annum and were due on dates ranging from August 8, 2010 through September 8, 2010.  The Convertible Notes may be converted into shares of the Company’s common stock at the election of the holder at any time prior to their maturity date (24 months after issue) at the rate of thirty dollars ($40.00) per share.  Interest may, at the election of the Company, be paid in shares of the Company’s common stock at the rate of one hundred ($100.00) per share.  The accompanying financial statements include $750 and $3,000 of interest expense for the year ending December 31, 2011 and 2010, respectively.  The unsecured convertible promissory notes are in default with a total aggregate amount due of $59,955 as of December 31, 2011.

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

On October 24, 2011, the Company entered into Note Purchase Agreement (“NPA”) with Prestwick Circle Service Corp (“Prestwick”). The NPA provides for maximum non-interest bearing advances to the Company of $387,100 over a period commencing October 25, 2011 and ending November 11, 2011. Pursuant to the NPA, the Company issued an Unsecured Convertible Promissory Note (“Note”) in the amount of $187,100 to Prestwick on October 25, 2011. Prestwick has defaulted on its obligation to fund an additional $200,000 under the NPA.

The Note may be convertible in shares of the Company’s common stock at any time by the holder at $0.135 per share. The Company may require the holder to convert its Notes into shares of its common stock 45 days after the closing of the OSO Merger, unless the conversion would result in the holder then owning more than 4.99% of our common stock. The Company may require at its election conversion of all remaining Notes anytime after April 19, 2012 regardless of the then ownership position of the holder.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Facilities Lease

The Company rents its principal facilities on an informal month-to-month basis from a non-affiliated third party in the amount of $2,500 per month. Rent expense was $14,250 and $2,500 for 2011 and 2010, respectively.

Key Employee Agreements

Effective October 1, 2011, the Company entered into a consulting agreement with its President. The terms of the agreement provide that the consultant shall be compensated at a rate of $15,000 per month (other than the first month, in which the rate of compensation was $25,325, of which $15,325 was paid), of which $5,000 shall be paid in cash and the remainder accrued until the Company completes a financing of approximately $1,000,000. The accrued portion may be paid in cash or in stock, or by any combination thereof, at the election of the Company. The consulting agreement has a term of one year.

NOTE 8 – CAPITAL STOCK

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

Common Stock

The Company has authorized 99,000,000 shares of common stock $.00015 par value per share (the “Common Stock”).  As of December 31, 2011, the Company has 61,201,483 shares of Common Stock issued and outstanding.  The Company’s shares of Common Stock are traded on the Over the Counter electronic quotation system under the trading symbol PBGC.

Holders of our common stock are entitled to one vote per share and to receive dividends when and as declared by the Board of Directors and to share ratably in our assets legally available for distribution in the event of the liquidation, dissolution or winding up of the Company. Holders of our common stock do not have subscription, redemption or conversion rights, nor do they have any preemptive rights. Holders of our common stock do not have cumulative voting rights, which means that the holders of more than half of the outstanding shares of common stock can elect all of our directors, if they choose to do so. In such event, the holders of the remaining shares would not be able to elect any directors. The Board is empowered to fill any vacancies on the Board. Except as otherwise required by the Nevada law, all stockholder action is taken by vote of a majority of the outstanding shares of the our common stock voting as a single class present at a meeting of stockholders at which a quorum (consisting of a majority of the outstanding shares of our common stock) is present in person or by proxy.

Class A Warrants

At December 31, 2011 the Company had Class A Warrants issued pursuant to its Series A Preferred Stock Private Placement Unit Offering.  The terms of these Class A Warrants have been adjusted pursuant to the Anti-Dilution Agreement with the Unit purchasers such that the purchasers may purchase 13,333 shares of the Company’s common stock at an exercise price of $45.00 per share at any time prior to December 31, 2012 the date of expiration of the Class A Warrants and may be called for redemption at a redemption price of $2.00 per warrant at any time after the Company’s shares of common stock have traded above $1.50 for 10 consecutive trading days.

Selling Agent Warrants

The Company granted a selling agent rights to purchase 2,497 shares of the Company’s common stock at an exercise price of fifty-four dollars ($54.00) per share at any time prior to the date of expiration of January 31, 2013.

Shares Available For Future Issuance

As of December 31, 2011, the Company has 1,999,542 shares of common stock reserved for future issuance upon conversion of convertible debt, conversion of shares of convertible preferred stock and exercise of warrants and options:

		Conversion Rate	Number of
	Amount	Per Share	Shares
Shares of common stock authorized			99,000,000
Shares of common stock outstanding			61,201,483
Shares of common stock reserved for:
Senior secured convertible promissory note	$100,000	$0.20	500,000
Secured convertible promissory note (1)	6,567	0.0975	67,354
Unsecured convertible promissory notes	59,955	40.00	1,499
Unsecured convertible promissory note	187,100	0.135	1,385,926
Series A convertible preferred stock	300,000	22.50	13,333
Series B convertible preferred stock	15,000	1.00	15,000
Class A warrants		45.00	13,333
Class B warrants		25.00	600
2009 Consultants Stock Compensation Plan
Reserved for future grant			263
Selling agent warrants		54.00	2,497

Shares of common stock available for future issuance			35,798,712

(1)	The secured convertible promissory note has a conversion feature equal to 75% of the closing price of the common stock, up to a maximum of 300,000 shares. Our common stock at December 31, 2011 was $0.13, resulting in a conversion price of $0.0975 as of December 31, 2011, and a result reserve for future issuance of 67,354 shares.

Summary of Common Stock Warrants and Options Outstanding

A summary of the status of warrants and options granted at December 31, and changes during the periods then ended is presented below:

	2011		2010
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price

Outstanding - beginning of year	216,430	$4.39	216,430	$4.39
Granted	200,000	$0.20	-	-
Vested	-	-	-	-
Exercised	(200,000)	$0.20	-	-
Forfeited	(200,000)	$1.00	-	-
Expired	-	-	-	-
Outstanding - end of year	16,430	$4.39	216,430	$4.39
Exercisable at December 31,	16,430	$4.39	216,430	$4.39

On October 10, 2011, holders of options to purchase 200,000 shares of our common stock at price of $1.00 per share voluntarily forfeited their options.

On December 15, 2011, the Company issued 89,807 restricted shares of our common stock to a warrant holder upon its exercise of the common stock purchase warrant granted in connection with a loan. The warrant was exercised for all 200,000 shares on a cashless basis, and accordingly the Company received no proceeds.

A summary of the status of the warrants and options outstanding at December 31, 2011 is presented below:

Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$45.00	13,333	1.00	$45.00	13,333	$45.00
$25.00	600	2.08	$25.00	600	$25.00
$54.00	2,497	1.08	$54.00	2,497	$54.00

NOTE 9 – INCOME TAXES

The Company follows Accounting Standards Codification subtopic 740, Income Taxes (“ASC 740”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2011	2010
Income taxes using U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	4.7	4.7
Change in Valuation allowance	(38.7)	(38.7)
	-	-

At December 31, 2011, the significant components of the deferred tax assets (liabilities) are summarized below:

2011
Deferred tax assets:
Net Operating Losses	5,414
Beneficial conversion features	9,011
Total deferred tax assets	14,425

Deferred tax liabilities:
-
Total deferred tax liabilities	-

Valuation allowance	(14,425)
Net deferred tax assets	$–

As of December 31, 2011, the Company had U.S. Federal and state net operating loss carryforwards of approximately $14,000, which expire at various dates from through 2031. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. The Company may be subject to a limitation as a result of the Company’s initial public offering in 2006 and other transactions related to its stock ownership. These potential limitations could affect the utilization of the carryforwards prior to their expiration.

The Company has provided a full valuation allowance against its net deferred tax assets, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits of these assets will not be realized.

The Company complies with the provisions of FASB ASC 740-10 in accounting for its uncertain tax positions. ASC 740-10 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Management has determined that the Company has no significant uncertain tax positions requiring recognition under ASC 740-10.

The Company is subject to income tax in the U.S., and certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service, or any states in connection with income taxes. The periods from December 31, 2009 to December 31, 2011 remain open to examination by the U.S. Internal Revenue Service, and state tax authorities.

The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, as a component of income tax expense.

NOTE 10 – SALE OF STOCK OF SUBSIDIARY

On October 27, 2011, the Company sold all of the stock of its wholly-owned subsidiary Delaware American Motors, Inc. (“Delaware American”). The purchase price was $10.00, and the purchaser was Mark S. Klein, the Company’s former director and Chief Executive Officer. There was no formula or principle followed in determining the purchase price. In connection with the sale, Mr. Klein agreed to assume any debt or obligation of the Company which pertains to or is related to the business of Delaware American and its subsidiary Delaware American Motors, LLC and to indemnify the Company in respect of these debts or obligations as provided in a separate Assumption and Indemnification Agreement. In connection with the sale of Delaware American, the Company recorded a non-cash gain on sale of subsidiary of $284,529 which was recorded in retained earnings immediately following the merger.

NOTE 11 - FAIR VALUE MEASUREMENT

The Company adopted the provisions of ASC 825-10 on October 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to the beginning retained earnings and no impact on the unaudited condensed consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable, the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to fair value has been disclosed.

At December 31, 2011 and 2010, there were no identified assets or liabilities measured at fair value on a recurring basis.

NOTE 12 – SUBSEQUENT EVENTS

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after December 31, 2011, through the date of issuance of the financial statements.

Issuance of Promissory Notes

On March 28, 2012, the Company issued $70,000 of its convertible promissory notes (“March 2012 Notes) to four investors. The March 2012 Notes bear interest at the rate of 8% per annum, are due on December 31, 2013 and are convertible into shares of the Company’s common stock at the rate of $.05 per share. The March 2012 Notes will be automatically cancelled and new convertible promissory notes issued if, in connection with a convertible debt financing of the Company after March 28, 2012 and before December 31, 2013, such subsequent debt financing provides for a conversion price of less than $0.05 per share of Common Stock.

Default on Senior Secured Indebtedness

On April 1, 2012, the Company defaulted in the payment of a senior secured promissory note in the original principal amount of $100,000 issued to a lender on December 9, 2011. The secured lender has a first security interest in all of the Company’s assets.

Legal Proceedings

On April 9, 2012, the Company was served with a civil action summons and complaint filed in the Superior Court of New Jersey, Passaic County, with respect to the non-payment of certain unsecured promissory notes issued by the Company’s predecessor, DAM Holdings, Inc., in the amount of $60,965. The Company did not file an answer to this summons and complaint. The repayment of these notes has been guaranteed in full by a third party in connection with the merger of OSO USA LLC into our wholly-owned subsidiary, OSO Beverages Corp.

On July 27, 2012, we received notice that a default judgment had been entered against the Company with respect to a civil action summons and complaint filed in the Superior Court of New Jersey, Passaic County, for the non-payment of certain unsecured promissory notes issued by the Company’s predecessor, DAM Holdings, Inc., in the amount of $60,965. The repayment of these notes has been guaranteed in full by a third party in connection with the merger of OSO USA LLC into our wholly-owned subsidiary, OSO Beverages Corp. The Company intends to pursue its remedies against such third party with respect to this judgment.

Note Conversion

On April 23, 2013, the Company exercised its right to convert an unsecured convertible promissory note dated October 25, 2011 in the amount of $187,100 to shares of the Company’s Common Stock at the stated conversion price of $0.135 per share. The conversion resulted in the issuance by the Company 1,385,926 restricted shares of its Common Stock to the holder in full cancellation of the note.

Refinancing

On May 19, 2013, the Company issued a $225,000 Secured Amended and Restated Convertible Debenture to a single lender (“Amended Note”) which amended and restated the Company’s senior secured promissory note issued to another lender on December 9, 2011 in the original principal amount of $100,000 (“2011 Note”). The 2011 Note had been in default since April 1, 2012. Pursuant to a Forbearance Agreement entered into with the new lender, accrued penalties and costs of $150,000 with respect to the 2011 Note were added to the principal of the Amended Note. The Amended Note bears interest at the rate of 20% per annum, is due on December 31, 2014 and is, subject to certain ownership limitations, convertible into shares of the Company’s common stock. The conversion price is equal to 50% of the volume weighted average closing market price for shares of the Company’s Common Stock for the 45 trading days preceding conversion. The secured lender has a first security interest in all of the Company’s assets.

New Financing

On May 19, 2013, the Company issued a Secured Amended and Restated Convertible Debenture in the amount of $150,000 to a single lender (“May 2013 Note”). The May 2013 Note bears interest at the rate of 20% per annum, is due on December 31, 2014 and is, subject to certain ownership limitations, convertible into shares of the Company’s common stock at the rate of $.02 per share. Commencing on May 15, 2014 and each month thereafter, the Company is required to pay to the lender principal in the amount of $10,000. The secured lender has a security interest in all of the Company’s assets. In addition, the loan is secured by a pledge of 31,500,000 shares of the Company’s Common Stock owned by the Company’s president.

Note Exchange

On June 3, 2013, the Company issued $70,000 of its convertible promissory notes (“June 2013 Notes) to four investors. The June 2013 Notes were issued in exchange for $70,000 of convertible promissory notes issued to these investors on March 28, 2012 (“March 2012 Notes”) pursuant to a provision in the March 2012 Notes requiring a mandatory note exchange if, in connection with a convertible debt financing of the Company after March 28, 2012 and before December 31, 2013, such financing provided for a price at which the new note may be converted into shares of the Company’ Common Stock of less than $0.05 per share. On May 15, 2013 the Company engaged in a convertible debt financing in which the conversion price one of the notes is $.02 per share and the other is variable based on a 50% discount to the volume weighted average closing market price of the Company’s stock. As a result of these financings, the conversion price of the June 2013 Notes was reset at $.01 per share. The March 2012 and June 2013 Notes are in all other respects identical. Interest that accrued on the March 2012 Note before the exchange may also be converted into shares of the Company’s Common Stock at $.01 per share.

Authorization of Additional Shares of Common Stock

The Company filed a Certificate of Amendment to its Articles of Incorporation to increase the number of shares of Common Stock that could be issued to 250,000,000 from 99,000,000. The Certificate of Amendment was effective August 12, 2013. A majority of the holders of the Company’s Common Stock approved the Certificate of Amendment, and the Company filed a Notice by Action by Written Consent of Stockholders with the Securities and Exchange Commission that was subsequently mailed to stockholders of record.

Production Financing

On August 23, 2013, the Company’s wholly-owned subsidiary, OSO Beverages Corp., (“OSO”) issued $90,000 in principal amount of its secured convertible promissory notes (“OSO Notes) to two lenders. In exchange for the OSO Notes, the Company received $60,000 in cash to be used to purchase inventory. The repayment of the OSO Notes is secured by the inventory to be purchased and all of the proceeds from the sale thereof. Beginning on November 15, 2013 and each month thereafter, principal in the amount of $4,500 is payable to each lender, with all unpaid principal due and payable on August 15, 2014. The difference between the principal amount of the OSO Notes and the amount received ($15,000 with respect to each OSO Note) will be accounted for as original issue discount. The OSO Notes are convertible into shares of the Company’s common stock at a conversion rate of $0.01 per share. As an inducement to enter into the loan transaction, each Lender subscribed to purchase 500,000 restricted shares of the Company’s common stock for a nominal consideration. As a further inducement to enter into the loan transaction, Fouad Kallamni, the Company’s President, guaranteed all payments due under each OSO Note.

