Form 10-Q
period 2012-03-31
Premier Beverage Group Corp
filed 2013-10-15
CIK 1253557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-50370

PREMIER BEVERAGE GROUP CORP.
(Exact name of small business issuer in its charter)

Nevada	33-1041835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Madison Avenue, Suite 501, New York, NY 10022
(Address of principal executive offices)

646-820-0630
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,201,483 shares outstanding as of March 31, 2012.

PREMIER BEVERAGE GROUP CORP.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PREMIER BEVERAGE GROUP CORP.

and Subsidiaries

Consolidated Balance Sheets

	March 31, 2012
	(Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash	$71,647	$21,862
Accounts receivable, net	36,804	32,424
Inventory	28,854	20,571
Prepaid expenses	2,000	23,297
Deferred financing costs	1,125	20,605
Total current assets	140,430	118,759

Property and equipment, net	1,499	1,644

Total assets	$141,929	$120,403

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$279,494	$218,586
Notes payable - current portion	115,897	115,022
Total current liabilities	395,391	333,608

Long term liabilities:
Notes payable - long term, net	323,375	238,781
Total long term liabilities	323,375	238,781

Total liabilities	718,766	572,389

Commitments and contingencies

Stockholders' deficit:
Preferred stock-$0.0001 par value, 900,000 shares authorized, none issued and outstanding as of March 31, 2012 and December 31, 2011	-	-
Series A Preferred stock-$5 stated value, 660,000 shares authorized, 60,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011	300,000	300,000
Series B Preferred stock-$500 stated value, 2,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011	15,000	15,000
Common stock-0.00015 par value, 99,000,000 shares authorized, 61,201,483 shares issued and outstanding as of March 31, 2012 and December 31, 2011	9,180	9,180
Additional paid in capital	108,987	59,987
Accumulated deficit	(1,010,004)	(836,153)
Total stockholders' deficit	(576,837)	(451,986)

Total liabilities and stockholders' deficit	$141,929	$120,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PREMIER BEVERAGE GROUP CORP.

and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Sales, net	$17,215	$26,900
Cost of goods sold	9,087	7,452
Gross profit	8,128	19,448

Operating expenses:
Selling, general and administrative	112,885	20,541
Depreciation expense	145	-
Total operating expenses	113,030	20,541

Net loss from operations	(104,902)	(1,093)

Other (expense)
Interest	(68,949)	(4,550)
Total other (expense)	(68,949)	(4,550)

Net loss before provision for income taxes	(173,851)	(5,643)

Provision for income taxes (benefit)	-	-

Net loss	$(173,851)	$(5,643)

Net loss per common share, basic	$(0.00)	$(0.00)

Weighted average number of common shares, basic	61,201,483	50,000,000

Weighted average number of common shares, diluted	63,183,096	50,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

PREMIER BEVERAGE GROUP CORP.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(173,851)	$(5,643)
Adjustments to net loss to net cash provided by (used in) operating activities:
Depreciation expense	145	-
Amortization of deferred financing costs	19,480	4,550
Beneficial conversion feature in connection with convertible note payable	48,547	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,380)	1,153
(Increase) decrease in inventory	(8,283)	7,452
Decrease in prepaid and other current assets	21,297	1,850
Increase (decrease) in accounts payable and accrued expenses	60,908	(12)
Net cash (used in) provided by operating activities	(36,137)	9,350

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	85,922	(11,871)
Net cash provided by (used in) financing activities	85,922	(11,871)

Net increase (decrease) in cash	49,785	(2,521)

Cash, beginning of the period	21,862	2,521

Cash, end of the period	$71,647	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012

NOTE 1 – UNAUDITED FINANCIAL INFORMATION

The unaudited financial information included for the three month interim periods ended March 31, 2012 and 2011 were taken from the books and records and are unaudited. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are in the opinion of management, necessary to reflect properly the results of operations for the interim periods presented. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2012.

NOTE 2 – FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

Management has elected to omit substantially all footnotes relating to the condensed consolidated financial statements of the Premier Beverage Group Corp. (the “Company”) included in this report. For a complete set of footnotes, reference is made to the Company’s Current Report on Form 10-K for the year ending December 31, 2011 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

The accompanying unaudited financial statements include the accounts of the Company and the accounts of its wholly owned subsidiary OSO Beverages Corp. (and its subsidiary Fury Distribution LLC) for all periods presented.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net loss of $173,851 for the three months ended March 31, 2012, and as of March 31, 2012 the Company has an accumulated deficit of $1,010,004 and a net working capital deficit (total current liabilities exceeded total current assets) of $254,961. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has undertaken further steps as part of a plan to improve operations with the goal of sustaining its operations for the next twelve months and beyond to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.  Further losses are anticipated in the development of the Company’s business, and there can be no assurance that the Company will be able to achieve or maintain profitability. The continuing operations of the Company and the recoverability of the carrying value of the assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  In the event that the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.

NOTE 4 – INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”). Inventory is stated at cost and reserves are recorded to state the inventory at net realizable value. Inventory at March 31, 2012 was $28,854 as compared to $20,571 as of December 31, 2011.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2012 consist of the following:

	March 31, 2012 (Unaudited)	December 31, 2011
Office furniture and equipment	$1,741	1,741
Less: accumulated depreciation	(242)	(97)

	$1,499	1,644

Depreciation expense was $145 and $0 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued Expenses

The Company had outstanding accounts payable and accrued expenses of $279,494 and $218,586 as of March 31, 2012 and December 31, 2011, respectively. Included in accrued expenses are consulting agreements with three individuals, including Fouad Kallamni, the Company’s President. Each of these agreements expires on September 30, 2012 and, with minor variations, provides for monthly compensation of $10,000, of which $5,000 is deferred. The aggregate amount of deferred compensation under these consulting agreements as of March 31, 2012 is $101,000.

NOTE 7 – NOTES PAYABLE

Notes Payable

At March 31, 2012 and December 31, 2011 the Company has the following notes payable:

	March 31, 2012 (Unaudited)	December 31, 2011	Interest Rate	Maturity Date
Notes Payable - Current Portion

Secured Promissory Note	$48,500	$48,500	0%	5/2/2012
Secured Convertible 10% Promissory Note	6,692	6,567	10%	5/12/2009
Unsecured Convertible 6% Promissory Notes	60,705	59,955	6%	8/8/2010 - 9/8/2010
Total Notes Payable - Current Portion	$115,897	$115,022

Notes Payable - Long Term
Senior Secured Convertible Promissory Note, net of amortized debt discount of $0 and $48,319 at March 31, 2013 and December 31, 2011, respectively	$100,000	$51,681	0%	12/31/2014	(1)
Unsecured Convertible Promissory Note	202,100	187,100	0%	4/24/2012
Unsecured Convertible 8% Promissory Notes, net of amortized debt discount of $48,771 at March 31, 2013	21,275	-	8%	12/31/2013
Total Notes Payable - Long Term	$323,375	$238,781

Total Notes Payable	$439,272	$353,803

(1) This debt was reclassified from current to long-term pursuant to ASC 470-10-45-14. On May 19, 2013, this debt was refinanced through the issuance of long-term convertible notes.

In March 2012, an additional $15,000 was advanced to the Company under the Note Purchase Agreement with Prestwick Circle Services Corp., which is currently in default. Prestwick has defaulted on its obligation to fund an additional $200,000 under the Note Purchase Agreement.

On March 28, 2012, the Company issued $70,000 of its convertible promissory notes (“March 2012 Notes) to four investors. The March 2012 Notes bear interest at the rate of 8% per annum, are due on December 31, 2013 and are convertible into shares of the Company’s common stock at the rate of $.05 per share. The March 2012 Notes will be automatically cancelled and new convertible promissory notes issued if, in connection with a convertible debt financing of the Company after March 28, 2012 and before December 31, 2013, such subsequent debt financing provides for a conversion price of less than $0.05 per share of Common Stock. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $49,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period as interest expense. The Company recognized $229 of the debt discount as interest in the period, and recognized an additional $46 of accrued interest during the period.

NOTE 8 – MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after March 31, 2012, through the date of issuance of the financial statements.

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

Refinancing

On May 19, 2013, the Company issued a $225,000 Secured Amended and Restated Convertible Debenture to a single lender (“Amended Note”) which amended and restated the Company’s senior secured promissory note issued to another lender on December 9, 2011 in the original principal amount of $100,000 (“2011 Note”). The 2011 Note had been in default since April 1, 2012. Pursuant to a Forbearance Agreement entered into with the new lender, accrued penalties and costs of $150,000 with respect to the 2011 Note were added to the principal of the Amended Note. The Amended Note bears interest at the rate of 20% per annum, is due on December 31, 2014 and is, subject to certain ownership limitations, convertible into shares of the Company’s common stock. The conversion price is equal to 50% of the volume weighted average closing market price for shares of the Company’s Common Stock for the 45 trading days preceding conversion. The secured lender has a first security interest in all of the Company’s assets

New Financing

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

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our consolidated financial condition and results of operations for the three month period ended March 31, 2012 should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report.

Special Filing Note

We have not yet filed the following reports under the Securities Exchange Act of 1934:

Quarterly Reports on Form 10-Q for the three month periods ended:

June 30, 2012

September 30, 2012

Annual Report on Form 10-K for the 12-month period ended December 31, 2012

Quarterly Reports on Form 10-Q for the three month periods ended

March 31, 2013

June 30, 2013

We expect to file each of these reports no later than October 31, 2013. Forward looking statements in this Quarterly Report and in the Form 10-K for the calendar year ended December 31, 2011 have been made as though these reports had been timely filed with the Commission. In this regard, particular care should be taken with respect to forward looking statements made herein which should be evaluated in light of “subsequent events” disclosure in the footnotes to the financial statements accompanying this report as well as disclosure in the reports that the Company will be filing for subsequent annual and quarterly periods described above. See “CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS.”

Introductory Comments

On October 19, 2011, pursuant to the terms of an Agreement and Plan of Merger between OSO USA LLC, a Delaware limited liability company and our wholly-owned subsidiary, OSO Beverages Corp., OSO USA LLC merged into OSO Beverages Corp. OSO As a result of this merger, our historical motorcycle-related business terminated, we changed our name to Premier Beverage Group Corp. and we are now engaged in the functional beverage business described herein.

We operate our business through our wholly owned subsidiary, OSO Beverages Corp. and distribute our OSO products through its wholly owned subsidiary, Fury Distribution Holdings LLC. Another subsidiary, Captive Brands Corp., is inactive. Throughout this Quarterly Report on Form 10-Q as amended, the terms “we,” “us,” “our,” “Premier Beverage” and “our company” refer to Premier Beverage Group Corp., a Nevada corporation, and, unless the context indicates otherwise, includes these subsidiaries for all periods presented.

We require additional capital to operate our business. There can be no assurance that such capital will be available as necessary to meet our working capital requirements or, if the capital is available, that it will be on reasonable terms acceptable to us. The issuances of additional equity securities by the Company will result in dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

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

Our company is a Nevada corporation originally formed under the name Sunrise USA Inc. on July 22, 1999. Our principal place of business is located at 501 Madison Avenue, Suite 501, New York, New York 10022. Our telephone number is (646) 820-0630.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein.

Three months ended March 31, 2012 compared with three months March 31, 2011.

For the three months ended March 31, 2012 we generated revenues of $17,215 as compared to $26,900 for the three months ended March 31, 2011, a decrease of $9,685, or 36%. Cost of goods sold for the three months ended March 31, 2012 was $9,087, generating a gross margin of $8,128. Cost of products sold for the three months ended March 31, 2011 was $7,452, generating a gross margin of $19,448. The decrease in our revenues is attributable principally to our lack of available inventory for sale and the absence of our sugar free product offering.

Selling, general and administrative expenses were $112,885 for the three months ended March 31, 2012 as compared to $20,541 for the three months ended March 31, 2011, an increase of $92,344 or approximately 450%. The increase was primarily the result of expenses related to operating a public company which were not applicable to the comparable period.

We incurred interest expense of $68,949 for the three months ended March 31, 2012. Interest expense incurred for the three months ended March 31, 2011 was $4,550. The increase of $64,399 in interest expense was primarily due to the application of non-cash beneficial conversion feature expenses related to our issuances of convertible debt.

We reported a net loss and loss applicable to common stockholders for the three months ended March 31, 2012 of $173,851. Our net loss and loss applicable to the common stockholders for the three months ended March 31, 2011 was $5,643. The increase in net loss was attributable principally to expenses related to operating as a public company and non-cash beneficial conversion feature expenses related to our financing activities.

Liquidity and Capital Resources

Since the merger in October 2011, we have funded our operations primarily through the issuance of debt securities in the amount of $187,100 of convertible notes issued in connection with the merger in October 2011 and $70,000 of convertible notes issued to investors in March 2012. As of March 31, 2012, we had $71,647 of cash on hand, $36,804 in accounts receivable, $28,854 in inventory, and $395,391 in current liabilities.

We will require additional cash to meet our operating needs for the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item is inapplicable.

Item 4T. Controls and Procedures

Fouad Kallamni, who was our principal executive and financial officer after the merger of OSO USA LLC into the Company on October 19, 2011 (see Item 1, Business) and for the remainder of the reporting period which ended on March 31, 2012, has concluded that the disclosure controls and procedures were neither effective prior to the merger or as of March 31, 2012. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of December 31, 2011, it had material weaknesses in its internal control procedures which continue to exist as of March 31, 2012.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We have concluded that our internal control over financial reporting was not effective as of December 31, 2011 and March 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Inapplicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On March 28, 2012, the Company issued $70,000 of its unsecured convertible promissory notes (“March 2012 Notes) to four investors. The March 2012 Notes bear interest at the rate of 8% per annum, are due on December 31, 2013 and are convertible into shares of the Company’s common stock at the rate of $.05 per share. The March 2012 Notes will be automatically cancelled and new convertible promissory notes issued if, in connection with a convertible debt financing of the Company after March 28, 2012 and before December 31, 2013, such subsequent debt financing provides for a conversion price of less than $0.05 per share of Common Stock.

Item 6. Exhibits

Exhibit Number	Exhibit

3.1	Articles of Incorporation(1)
3.2	Amendments to Articles of Incorporation(1)
3.3	Articles of Merger of Premier Beverage Group Corp. into DAM Holdings, Inc.(2)
3.4	By-Laws(1)
4.1	Certificate of Designation Series A Preferred Stock(1)
4.2	Certificate of Designation Series B Preferred Stock(1)
4.3	Class A Warrant Agreement(3)
4.4	Form of Class A Warrant Certificate(3)
4.5	Specimen Common Stock Certificate(1)
10.1	6% Convertible Promissory Notes(1)
10.2	Stock Purchase Agreement(4)
10.3	Assumption and Indemnification Agreement(4)
10.4	Form of Unsecured Promissory Note(4)
10.5	Form of Note Purchase Agreement(4)
10.6	Agreement and Plan of Merger of OSO USA LLC into OSO Beverages Corp.(5)
10.8	Indemnification Agreement(1)
10.9	Form of Senior Secured Promissory Note(6)
10.10	Form of Security Agreement(6)
10.11	Consulting Agreement with Fouad Kallamni(1)
10.12	Consulting Agreement with Core Equity Group LLC(1)
10.13	Consulting Agreement with Richard Fisher(1)
10.14	Form of unsecured Convertible Promissory Note issued in aggregate principal amount of $70,000*
14.1	Code of Ethics(8)
16.1	Letter from Former Auditor(7)
21.1	Subsidiaries of Registrant(1)
31.1	Certification by Fouad Kallamni, Principal Executive and Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Fouad Kallamni, Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference from the Annual Report on Form 10-K for the year ending December 31, 2011
(2)	Incorporated by reference from the Current Report on Form 8-K filed on December 1, 2011
(3)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ending December 31, 2007
(4)	Incorporated by reference from the Current Report on Form 8-K filed on October 27, 2011
(5)	Incorporated by reference from the Current Report on Form 8-K filed on October 24, 2011
(6)	Incorporated by reference from the Current Report on Form 8-K filed on December 15, 2011
(7)	Incorporated by reference from the Current Report on Form 8-K/A filed on December 23, 2011
(8)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ending December 31, 2005
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Beverage Group Corp.

Date:	October 15, 2013	/s/ Fouad Kallamni
Fouad Kallamni, President
Principal Executive Officer and Principal Accounting Officer

