Form 10-Q
period 2012-06-30
Premier Beverage Group Corp
filed 2013-10-15
CIK 1253557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,201,483 shares outstanding as of June 30, 2012.

PREMIER BEVERAGE GROUP CORP.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PREMIER BEVERAGE GROUP CORP.

and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2012
	(Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash	$-	$21,862
Accounts receivable, net	43,598	32,424
Inventory	25,533	20,571
Prepaid expenses	-	23,297
Deferred financing costs	-	20,605
Total current assets	69,131	118,759

Property and equipment, net	1,354	1,644

Total assets	$70,485	$120,403

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$359,727	$218,586
Notes payable - current portion	116,772	115,022
Total current liabilities	476,499	333,608

Long term liabilities:
Notes payable - long term, net	306,709	238,781
Total long term liabilities	306,709	238,781

Total liabilities	783,208	572,389

Commitments and contingencies

Stockholders' deficit:
Preferred stock-$0.0001 par value, 900,000 shares authorized, none issued and outstanding as of June 30, 2012 and December 31, 2011	-	-
Series A Preferred stock-$5 stated value, 660,000 shares authorized, 60,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011	300,000	300,000
Series B Preferred stock-$500 stated value, 2,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011	15,000	15,000
Common stock-0.00015 par value, 99,000,000 shares authorized, 61,201,483 shares issued and outstanding as of June 30, 2012 and December 31, 2011	9,180	9,180
Additional paid in capital	108,987	59,987
Accumulated deficit	(1,145,890)	(836,153)
Total stockholders' deficit	(712,723)	(451,986)

Total liabilities and stockholders' deficit	$70,485	$120,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PREMIER BEVERAGE GROUP CORP.

and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Sales, net	$15,060	$23,184	$32,275	$50,083
Cost of goods sold	3,321	11,035	12,408	18,487
Gross profit	11,739	12,149	19,867	31,596

Operating expenses:
Selling, general and administrative	126,258	27,632	239,143	52,723
Depreciation	145	-	290	-
Total operating expenses	126,403	27,632	239,433	52,723

Net loss from operations	(114,664)	(15,483)	(219,566)	(21,127)

Other income (expense)
Interest, net	(21,222)	-	(90,171)	-
Total other income (expense)	(21,222)	-	(90,171)	-

Net loss before provision for income taxes	(135,886)	(15,483)	(309,737)	(21,127)

Provision for income taxes (benefit)	-	-	-	-

Net loss	$(135,886)	$(15,483)	$(309,737)	$(21,127)

Net loss per common share, basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares, basic	61,201,483	50,000,000	61,201,483	50,000,000

Weighted average number of common shares, diluted	63,183,096	50,000,000	63,183,096	50,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

PREMIER BEVERAGE GROUP CORP.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(309,737)	$(21,127)
Adjustments to net loss to net cash (used in) operating activities:
Depreciation expense	290	-
Amortization of deferred financing costs	20,605	6,800
Beneficial conversion feature in connection with convertible note payable	31,323	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,174)	1,631
(Increase) in inventory	(4,962)	(21,516)
Decrease (increase) in prepaid and other current assets	23,297	(16,153)
Increase in accounts payable and accrued expenses	141,141	22,421
Net cash (used in) operating activities	(109,217)	(27,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	112,355	30,629
Repayments of notes payable	(25,000)	-
Net cash provided by (used in) financing activities	87,355	30,629

Net (decrease) increase in cash	(21,862)	2,685

Cash, beginning of the period	21,862	2,521

Cash, end of the period	$-	$5,206

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012

(Unaudited)

NOTE 1 – UNAUDITED FINANCIAL INFORMATION

The unaudited financial information included for the six month interim periods ended June 30, 2012 and 2011 were taken from the books and records and are unaudited. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are in the opinion of management, necessary to reflect properly the results of operations for the interim periods presented. The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2012.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net loss of $309,737 for the six months ended June 30, 2012, and as of June 30, 2012 the Company has an accumulated deficit of $1,145,890 and a net working capital deficit (total current liabilities exceeded total current assets) of $407,368. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”). Inventory is stated at cost and reserves are recorded to state the inventory at net realizable value. Inventory at June 30, 2012 was $25,533 as compared to $20,571 as of December 31, 2011.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012 (Unaudited)	December 31, 2011
Office furniture and equipment	$1,741	1,741
Less: accumulated depreciation	(387)	(97)
	$1,354	1,644

Depreciation expense was $290 and $0 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued Expenses

The Company had outstanding accounts payable and accrued expenses of $359,727 and $218,686 as of June 30, 2012 and December 31, 2011, respectively. Included in accrued expenses are consulting agreements with three individuals, including Fouad Kallamni, the Company’s President. Each of these agreements expires on September 30, 2012 and, with minor variations, provides for monthly compensation of $10,000, of which $5,000 is deferred. The aggregate amount of deferred compensation under these consulting agreements as of June 30, 2012 is $191,000. Also included in accrued expenses are penalties accruing under the Company’s senior secured convertible promissory note which matured on March 31, 2012 and remains in default. As of June 30, 2012, the aggregate amount of accrued penalties was $10,888.

NOTE 7 – NOTES PAYABLE

Notes Payable

At June 30, 2012 and December 31, 2011 the Company has the following notes payable:

	June 30, 2012 (Unaudited)	December 31, 2011	Interest Rate	Maturity Date
Notes Payable - Current Portion
Secured Promissory Note	$48,500	$48,500	0%	5/2/2012
Secured Convertible 10% Promissory Note	6,817	6,567	10%	5/12/2009
Unsecured Convertible 6% Promissory Notes	61,455	59,955	6%	8/8/2010 - 9/8/2010
Total Notes Payable - Current Portion	$116,772	$115,022

Notes Payable - Long Term
Senior Secured Convertible Promissory Note, net of amortized debt discount of $0 and $48,319 at June 30, 2013 and December 31, 2011, respectively	$75,000	$51,681	0%	12/31/2014	(1)
Unsecured Convertible Promissory Note	202,100	187,100	0%	4/24/2012
Unsecured Convertible 8% Promissory Notes, net of amortized debt discount of $41,837 at June 30, 2013	29,609	-	8%	12/31/2013
Total Notes Payable - Long Term	$306,709	$238,781

Total Notes Payable	$423,481	$353,803

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

On March 28, 2012, the Company issued $70,000 of its convertible promissory notes (“March 2012 Notes) to four investors. The March 2012 Notes bear interest at the rate of 8% per annum, are due on December 31, 2013 and are convertible into shares of the Company’s common stock at the rate of $.05 per share. The March 2012 Notes will be automatically cancelled and new convertible promissory notes issued if, in connection with a convertible debt financing of the Company after March 28, 2012 and before December 31, 2013, such subsequent debt financing provides for a conversion price of less than $0.05 per share of Common Stock. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $49,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period as interest expense. The Company recognized a total of $7,164 of the debt discount as interest through the second quarter, and recognized an additional $1,446 of accrued interest through the second quarter.

On April 1, 2012, the Company defaulted in the payment of a senior secured promissory note in the original principal amount of $100,000 issued to a lender on December 9, 2011. The secured lender has a first security interest in all of the Company’s assets.

NOTE 8 – MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after June 30, 2012, through the date of issuance of the financial statements.

Legal Proceedings

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

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our consolidated financial condition and results of operations for the six month period ended June 30, 2012 should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report.

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

Introductory Comments

On October 19, 2011, pursuant to the terms of an Agreement and Plan of Merger between OSO USA LLC, a Delaware limited liability company and our wholly-owned subsidiary, OSO Beverages Corp., OSO USA LLC merged into OSO Beverages Corp. OSO As a result of this merger, our historical motorcycle-related business terminated, we changed our name to Premier Beverage Group Corp. and we are now engaged in the energy drink business described herein.

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

We currently have insufficient working capital to carry on normal day-to-day operations. Although we continue to serve customers on a limited basis from existing inventory, we are unable to purchase additional inventory or actively market our products to new accounts. We have no payroll, and current consulting fee obligations are being accrued. Our principal focus since the end of the first quarter of 2012 has been finding additional capital. There can be no assurance that such capital will be available as necessary to meet our working capital requirements or, if the capital is available, that it will be on reasonable terms acceptable to us. The issuances of additional equity securities by the Company will result in dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

The following discussion of our plan of operations should be read in conjunction with the foregoing statements and with the financial statements and the related notes thereto included elsewhere in this quarterly report.

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

In addition to OSO, we previously announced our intention to utilize our manufacturing and brand development skills to create high quality store brands for mass retailers (which we have dubbed “captive brands”).  We will reevaluate whether this strategy continues to be viable at such time as we may receive additional capital.

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

Three months ended June 30, 2012 compared with three months June 30, 2011.

For the three months ended June 30, 2012 we generated revenues of $15,060 as compared to $23,184 for the three months ended June 30, 2011, a decrease of $8,124, or 35%. Cost of goods sold for the three months ended June 30, 2012 was $3,321, generating a gross margin of $11,739. Cost of goods sold for the three months ended June 30, 2011 was $11,035, generating a gross margin of $12,149. The decrease in our revenues is attributable principally to lack of available inventory to sell to customers.

Selling, general and administrative expenses were $126,258 for the three months ended June 30, 2012 as compared to $27,632 for the three months ended June 30, 2011, an increase of $98,626 or 357%. This increase was primarily due to the associated costs of operating as a public company. We incurred interest expense of $21,222 for the three months ended June 30, 2012. Interest expense incurred for the three months ended June 30, 2011 was $-0-. The increase of $21,222 in interest expense was due to higher amortization of beneficial conversion features in 2012 which did not exist in 2011.

We reported a net loss and loss applicable to common stockholders for the three months ended June 30, 2012 of $135,886. Our net loss and loss applicable to the common stockholders for the three months ended June 30, 2011 was $15,483. The increase in net loss was attributable principally to the lack of available inventory to generate an increase in revenues along with additional expenses related to operating as a public company.

Six months ended June 30, 2012 compared with six months June 30, 2011.

For the six months ended June 30, 2012 we generated revenues of $32,275 as compared to $50,083 for the six months ended June 30, 2011, a decrease of $17,808, or 36%. Cost of goods sold for the six months ended June 30, 2012 was $12,408, generating a gross margin of $19,867. Cost of goods sold for the six months ended June 30, 2011 was $18,487, generating a gross margin of $31,596. The decrease in our revenues is attributable principally to lack of available inventory to sell to customers.

Selling, general and administrative expenses were $239,143 for the six months ended June 30, 2012 as compared to $52,723 for the six months ended June 30, 2011, an increase of $186,420 or 354%. This increase was primarily due to the associated costs of operating as a public company. We incurred interest expense of $90,171 for the six months ended June 30, 2012. Interest expense incurred for the six months ended June 30, 2011 was $-0-. The increase of $90,171 in interest expense was due to higher amortization of beneficial conversion features in 2012 which did not exist in 2011.

We reported a net loss and loss applicable to common stockholders for the six months ended June 30, 2012 of $309,737. Our net loss and loss applicable to the common stockholders for the six months ended June 30, 2011 was $21,127. The increase in net loss was attributable principally to the lack of available inventory to generate an increase in revenues along with additional expenses related to operating as a public company.

Liquidity and Capital Resources

Since the merger in October 2011, we have funded our operations primarily through the issuance of debt securities in the amount of $187,100 of convertible notes issued in connection with the merger in October 2011, $100,000 of senior convertible notes issued to an investor in December 2012, and $70,000 of convertible notes issued to investors in March 2012. As of June 30, 2012, we had $-0- of cash on hand, $43,598 in accounts receivable, $25,533 in inventory, and $476,499 in current liabilities.

We will require additional cash to meet our operating needs for the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item is inapplicable.

Item 4T. Controls and Procedures

Fouad Kallamni, who was our principal executive and financial officer after the merger of OSO USA LLC into the Company on October 19, 2011 and for the remainder of the reporting period which ended on June 30, 2012, has concluded that the disclosure controls and procedures were neither effective prior to the merger or as of June 30, 2012. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of December 31, 2011, it had material weaknesses in its internal control procedures which continue to exist as of June 30, 2012.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We have concluded that our internal control over financial reporting was not effective as of December 31, 2011 and June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On April 9, 2012, the Company was served with a civil action summons and complaint filed in the Superior Court of New Jersey, Passaic County, with respect to the non-payment of certain unsecured promissory notes issued by the Company’s predecessor, DAM Holdings, Inc., in the amount of $60,964. The Company did not file an answer to this summons and complaint. The repayment of these notes has been guaranteed in full by a third party in connection with the merger of OSO USA LLC into our wholly-owned subsidiary, OSO Beverages Corp.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit

3.1	Articles of Incorporation(1)
3.2	Amendments to Articles of Incorporation(1)
3.3	Articles of Merger of Premier Beverage Group Corp. into DAM Holdings, Inc.(2)
3.4	By-Laws(1)
4.1	Certificate of Designation Series A Preferred Stock(1)
4.2	Certificate of Designation Series B Preferred Stock(1)
4.3	Class A Warrant Agreement(3)
4.4	Form of Class A Warrant Certificate(3)
4.5	Specimen Common Stock Certificate(1)
10.1	6% Convertible Promissory Notes(1)
10.2	Stock Purchase Agreement(4)
10.3	Assumption and Indemnification Agreement(4)
10.4	Form of Unsecured Promissory Note(4)
10.5	Form of Note Purchase Agreement(4)
10.6	Agreement and Plan of Merger of OSO USA LLC into OSO Beverages Corp.(5)
10.8	Indemnification Agreement(1)
10.9	Form of Senior Secured Promissory Note(6)
10.10	Form of Security Agreement(6)
10.11	Consulting Agreement with Fouad Kallamni(1)
10.12	Consulting Agreement with Core Equity Group LLC(1)
10.13	Consulting Agreement with Richard Fisher(1)
10.14	Form of unsecured Convertible Promissory Note issued in aggregate principal amount of $70,000(9)
14.1	Code of Ethics(8)
16.1	Letter from Former Auditor(7)
21.1	Subsidiaries of Registrant(1)
31.1	Certification by Fouad Kallamni, Principal Executive and Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Fouad Kallamni, Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference from the Annual Report on Form 10-K for the year ending December 31, 2011
(2)	Incorporated by reference from the Current Report on Form 8-K filed on December 1, 2011
(3)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ending December 31, 2007
(4)	Incorporated by reference from the Current Report on Form 8-K filed on October 27, 2011
(5)	Incorporated by reference from the Current Report on Form 8-K filed on October 24, 2011
(6)	Incorporated by reference from the Current Report on Form 8-K filed on December 15, 2011

(7)	Incorporated by reference from the Current Report on Form 8-K/A filed on December 23, 2011
(8)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ending December 31, 2005
(9)	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ending March 31, 2012
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Beverage Group Corp.

Date:	October 15, 2013	/s/ Fouad Kallamni
Fouad Kallamni, President
Principal Executive Officer and Principal Financial Officer

