Form 10-Q
period 2012-09-30
Premier Beverage Group Corp
filed 2013-10-23
CIK 1253557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,201,483 shares outstanding as of September 30, 2012.

PREMIER BEVERAGE GROUP CORP.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PREMIER BEVERAGE GROUP CORP.

and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2012
	(Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash	$-	$21,862
Accounts receivable, net	23,495	32,424
Inventory	22,780	20,571
Prepaid expenses	3,775	23,297
Deferred financing costs	-	20,605
Total current assets	50,050	118,759

Property and equipment, net	1,209	1,644

Total assets	$51,259	$120,403

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$453,220	$218,586
Notes payable - current portion	117,647	115,022
Total current liabilities	570,867	333,608

Long term liabilities:
Notes payable - long term, net	315,120	238,781
Total long term liabilities	315,120	238,781

Total liabilities	885,987	572,389

Commitments and contingencies

Stockholders' deficit:
Preferred stock-$0.0001 par value, 900,000 shares authorized, none issued and outstanding as of September 30, 2012 and December 31, 2011	-	-
Series A Preferred stock-$5 stated value, 660,000 shares authorized, 60,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011	300,000	300,000
Series B Preferred stock-$500 stated value, 2,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011	15,000	15,000
Common stock-0.00015 par value, 99,000,000 shares authorized, 61,201,483 shares issued and outstanding as of September 30, 2012 and December 31, 2011	9,180	9,180
Additional paid in capital	108,987	59,987
Accumulated deficit	(1,267,895)	(836,153)
Total stockholders' deficit	(834,728)	(451,986)

Total liabilities and stockholders' deficit	$51,259	$120,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PREMIER BEVERAGE GROUP CORP.

and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Sales, net	$11,388	$22,302	$43,663	$72,385
Cost of goods sold	2,752	8,071	15,160	26,557
Gross profit	8,636	14,231	28,503	45,828

Operating expenses:
Selling, general and administrative	100,548	28,525	339,691	81,247
Depreciation	145	-	435	-
Total operating expenses	100,693	28,525	340,126	81,247

Net loss from operations	(92,057)	(14,294)	(311,623)	(35,419)

Other income (expense)
Interest, net	(29,948)	-	(120,119)	-
Total other income (expense)	(29,948)	-	(120,119)	-

Net loss before provision for income taxes	(122,005)	(14,294)	(431,742)	(35,419)

Provision for income taxes (benefit)	-	-	-	-

Net loss	$(122,005)	$(14,294)	$(431,742)	$(35,419)

Net loss per common share, basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares, basic	61,201,483	50,000,000	61,201,483	50,000,000

Weighted average number of common shares, diluted	63,183,096	50,000,000	63,183,096	50,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

PREMIER BEVERAGE GROUP CORP.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(431,742)	$(35,419)
Adjustments to net loss to net cash (used in) provided by operating activities:
Depreciation expense	435	-
Amortization of deferred financing costs	20,605	10,174
Beneficial conversion feature in connection with convertible note payable	38,333	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,929	(7,002)
(Increase) decrease in inventory	(2,209)	26,558
Decrease (increase) in prepaid and other current assets	19,522	(5,456)
Increase in accounts payable and accrued expenses	234,634	39,667
Net cash (used in) provided by operating activities	(111,493)	28,522

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	114,631	-
Repayments of notes payable	(25,000)	(31,043)
Net cash provided by (used in) financing activities	89,631	(31,043)

Net (decrease) in cash	(21,862)	(2,521)

Cash, beginning of the period	21,862	2,521

Cash, end of the period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2012

(Unaudited)

NOTE 1 – UNAUDITED FINANCIAL INFORMATION

The unaudited financial information included for the nine month interim periods ended September 30, 2012 and 2011 were taken from the books and records and are unaudited. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are in the opinion of management, necessary to reflect properly the results of operations for the interim periods presented. The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2012.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net loss of $431,742 for the nine months ended September 30, 2012, and as of September 30, 2012 the Company has an accumulated deficit of $1,267,895 and a net working capital deficit (total current liabilities exceeded total current assets) of $520,817. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”). Inventory is stated at cost and reserves are recorded to state the inventory at net realizable value. Inventory at September 30, 2012 was $22,780 as compared to $20,571 as of December 31, 2011.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012 (Unaudited)	December 31, 2011
Office furniture and equipment	$1,741	1,741
Less: accumulated depreciation	(532)	(97)

	$1,209	1,644

Depreciation expense was $435 and $0 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued Expenses

The Company had outstanding accounts payable and accrued expenses of $453,220 and $218,686 as of September 30, 2012 and December 31, 2011, respectively. Included in accrued expenses are consulting agreements with three individuals, including Fouad Kallamni, the Company’s President. Each of these agreements expired on September 30, 2012 and, with minor variations, provided for monthly compensation of $10,000, of which $5,000 was deferred. The aggregate amount of deferred compensation under these consulting agreements as of September 30, 2012 is $281,000. Also included in accrued expenses are penalties accruing under the Company’s senior secured convertible promissory note which matured on March 31, 2012 and remains in default. As of September 30, 2012, the aggregate amount of accrued penalties was $31,550.

NOTE 7 – NOTES PAYABLE

Notes Payable

At September, 2012 and December 31, 2011 the Company has the following notes payable:

	September 30, 2012 (Unaudited)	December 31, 2011	Interest Rate	Maturity Date
Notes Payable - Current Portion
Secured Promissory Note	$48,500	$48,500	0%	5/2/2012
Secured Convertible 10% Promissory Note	6,942	6,567	10%	5/12/2009
Unsecured Convertible 6% Promissory Notes	62,205	59,955	6%	8/8/2010 - 9/8/2010
Total Notes Payable - Current Portion	$117,647	$115,022

Notes Payable - Long Term
Senior Secured Convertible Promissory Note, net of amortized debt discount of $0 and $48,319 at September 30, 2013 and December 31, 2011, respectively	$75,000	$51,681	0%	12/31/2014 (1)
Unsecured Convertible Promissory Note	202,100	187,100	0%	4/24/2012
Unsecured Convertible 8% Promissory Notes, net of amortized debt discount of $34,826 at September 30, 2013	38,020	-	8%	12/31/2013
Total Notes Payable - Long Term	$315,120	$238,781

Total Notes Payable	$432,767	$353,803

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

On March 28, 2012, the Company issued $70,000 of its convertible promissory notes (“March 2012 Notes) to four investors. The March 2012 Notes bear interest at the rate of 8% per annum, are due on December 31, 2013 and are convertible into shares of the Company’s common stock at the rate of $.05 per share. The March 2012 Notes will be automatically cancelled and new convertible promissory notes issued if, in connection with a convertible debt financing of the Company after March 28, 2012 and before December 31, 2013, such subsequent debt financing provides for a conversion price of less than $0.05 per share of Common Stock. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $49,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period as interest expense. The Company recognized a total of $14,175 of the debt discount as interest through the third quarter, and recognized an additional $2,846 of accrued interest through the third quarter.

On April 1, 2012, the Company defaulted in the payment of a senior secured promissory note in the original principal amount of $100,000 issued to a lender on December 9, 2011. The secured lender has a first security interest in all of the Company’s assets.

NOTE 7 – MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after September 30, 2012, through the date of issuance of the financial statements.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our consolidated financial condition and results of operations for the nine month period ended September 30, 2012 should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report.

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

Three months ended September 30, 2012 compared with three months September 30, 2011

For the three months ended September 30, 2012 we generated revenues of $11,388 as compared to $22,302 for the three months ended September 30, 2011, a decrease of $10,914, or 49%. Cost of goods sold for the three months ended September 30, 2012 was $2,752, generating a gross margin of $8,636. Cost of goods sold for the three months ended September 30, 2011 was $8,071, generating a gross margin of $14,231. The decrease in our revenues is attributable principally to the lack of available inventory to sell to our customers.

Selling, general and administrative expenses were $100,548 for the three months ended September 30, 2012 as compared to $28,525 for the three months ended September 30, 2011, an increase of $72,023 or 252%. We incurred interest expense of $29,948 for the three months ended September 30, 2012. Interest expense incurred for the three months ended September 30, 2011 was $-0-. The increase of $29,948 in interest expense was due to higher amortization of beneficial conversion features in 2012 which did not exist in 2011.

We reported a net loss and loss applicable to common stockholders for the three months ended September 30, 2012 of $122,005. Our net loss and loss applicable to the common stockholders for the three months ended September 30, 2011 was $14,294. The increase in net loss was attributable principally to the lack of available inventory to generate an increase in revenues along with additional expenses related to operating as a public company.

Nine months ended September 30, 2012 compared with nine months September 30, 2011.

For the nine months ended September 30, 2012 we generated revenues of $43,663 as compared to $72,385 for the nine months ended September 30, 2011, a decrease of $28,722, or 40%. Cost of goods sold for the nine months ended September 30, 2012 was $15,160, generating a gross margin of $28,503. Cost of goods sold for the nine months ended September 30, 2011 was $26,557, generating a gross margin of $45,828. The decrease in our revenues is attributable principally to the lack of available inventory to sell to our customers.

Selling, general and administrative expenses were $339,691 for the nine months ended September 30, 2012 as compared to $81,247 for the nine months ended September 30, 2011, an increase of $258,444 or 318%. We incurred interest expense of $120,119 for the nine months ended September 30, 2012. Interest expense incurred for the nine months ended September 30, 2011 was $-0-. The increase of $120,119 in interest expense was due to higher amortization of beneficial conversion features in 2012 which did not exist in 2011.

We reported a net loss and loss applicable to common stockholders for the nine months ended September 30, 2012 of $431,742. Our net loss and loss applicable to the common stockholders for the nine months ended September 30, 2011 was $35,419. The increase in net loss was attributable principally to the lack of available inventory to generate an increase in revenues along with additional expenses related to operating as a public company.

Liquidity and Capital Resources

Since the merger in October 2011, we have funded our operations primarily through the issuance of debt securities in the amount of $187,100 of convertible notes issued in connection with the merger in October 2011, $100,000 of senior secured convertible notes issued to an investor in December 2012, and $70,000 of convertible notes issued to investors in March 2012. As of September 30, 2012, we had $-0- of cash on hand, $23,495 in accounts receivable, $22,780 in inventory, and $570,867 in current liabilities.

We will require additional cash to meet our operating needs for the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item is inapplicable.

Item 4T. Controls and Procedures

Fouad Kallamni, who was our principal executive and financial officer after the merger of OSO USA LLC into the Company on October 19, 2011 and for the remainder of the reporting period which ended on September 30, 2012, has concluded that the disclosure controls and procedures were neither effective prior to the merger or as of September 30, 2012. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of December 31, 2011, it had material weaknesses in its internal control procedures which continue to exist as of September 30, 2012.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We have concluded that our internal control over financial reporting was not effective as of December 31, 2011 and September 30, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Premier Beverage Group Corp.

Date:	October 22, 2013	/s/ Fouad Kallamni
Fouad Kallamni, President
Principal Executive Officer and Principal Financial Officer

