Form 10-K
period 2012-12-31
Premier Beverage Group Corp
filed 2014-03-13
CIK 1253557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-50370
_____________________________________________
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

As of March 31, 2013, the aggregate market value of such common stock held by non-affiliates was approximately $297,015 using the closing price on that day of $.01 per share.

As of March 31, 2013, there were 61,201,483 shares of the Company’s common stock issued and outstanding.

Documents Incorporated By Reference:
None.

SPECIAL FILING NOTE

We have not yet filed the following reports under the Securities Exchange Act of 1934:

Quarterly Reports on Form 10-Q for the three month periods ended

March 31, 2013
June 30, 2013
September 30, 2013

We expect to file each of these reports prior to or about May 15, 2014. Forward looking statements in this Annual Report 1 have been made as though this report had been timely filed with the Commission. In this regard, particular care should be taken with respect to forward looking statements made herein which should be evaluated in light of “subsequent events” disclosure in the footnotes to the financial statements accompanying this report as well as disclosure in the reports that the Company will be filing for subsequent annual and quarterly periods described above. See “CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS.”

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

PREMIER BEVERAGE GROUP CORP.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1.              BUSINESS.

Background

On October 19, 2011, pursuant to the terms of an Agreement and Plan of Merger between OSO USA LLC, a Delaware limited liability company and our wholly-owned subsidiary, OSO Beverages Corp., OSOLLC merged into OSO Beverages Corp. OSO As a result of this merger, our historical business terminated, we changed our name and we are now engaged in the new business described herein.

We operate our business through our wholly owned subsidiary, OSO Beverages Corp. and distribute our OSO products through its wholly owned subsidiary, Fury Distribution Holdings LLC. Another subsidiary, Captive Brands Corp., is inactive. Throughout this Annual Report on Form 10-K as amended, the terms “we,” “us,” “our,” “Premier Beverage” and “our company” refer to Premier Beverage Group Corp., a Nevada corporation, and, unless the context indicates otherwise, includes these subsidiaries for all periods presented.

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

The following discussion of our plan of operations should be read in conjunction with the foregoing statements and with the financial statements and the related notes thereto included elsewhere in this Annual Report.

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

We operate our business principally through our wholly owned subsidiary, OSO Beverages Corp. We distribute our OSO products through our wholly owned subsidiary, Fury Distribution Holdings LLC.

Our company is a Nevada corporation originally formed on July 22, 1999. We changed our name to Premier Beverage Group Corp. in November 2011. Our principal place of business is located at 501 Madison Avenue, Suite 501, New York, New York 10022. Our telephone number is (646) 820-0630.

Products

We currently operate one business unit offering functional beverages.

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

We have suspended our captive brands initiative pending the receipt of additional capital.

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

Employees

We currently have no employees or compensated personnel, although Mr. Kallamni devotes substantial time to the business on an uncompensated basis. From time to time we have entered into consulting agreements with certain of our personnel.

Securities Exchange Act Reports and other Available Information

We make available on or through our website at www.premierbeveragegroup.com certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and Section 16 filings and amendments thereto. Our Code of Ethics is also available on our website. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

We have generated only limited revenues from product sales and have incurred net losses of $482,690, and $204,359 for the fiscal years ended December 31, 2012 and December 31, 2011, respectively. At December 31, 2012, we and our subsidiaries had an accumulated deficit of $1,318,843 on a consolidated basis. Since inception, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund operations. We expect to incur additional operating losses, as well as negative cash flows from operations, for the foreseeable future as we continue to expand our marketing efforts, continue to seek new relationships with distributors and continue our research and development of additional products. As a result there can be no assurance that we will ever achieve or sustain profitability.

We will need additional capital in order to satisfy our business objectives.

We currently have insufficient working capital to carry on normal day-to-day operations. Although we continue to serve customers on a limited basis from existing inventory, we are unable to purchase additional inventory or actively market our products to new accounts. We have no payroll, and current consulting fee obligations are being accrued. Our principal focus since the end of the first quarter of 2012 has been finding additional capital. There can be no assurance that such capital will be available as necessary to meet our working capital requirements or, if the capital is available, that it will be on reasonable terms acceptable us. The issuances of additional equity securities by the Company will result in dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. The following risk factors should be read with the foregoing statements in mind.

To date, we have financed our operations principally through private placement of our securities, short term debt, production financing and cash flow from operations. On March 28, 2012, we closed a private placement of our debt securities from which we received net proceeds of $70,000. In addition, we received $15,000 under an existing note purchase agreement. We estimate that we will require substantial additional financing at various intervals in order to continue our brand development and business development programs, including significant requirements for operating expenses, purchase of inventory, commercialization of our products and intellectual property protection and enforcement. The amount of additional capital we will require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including the performance of our business and the market conditions for debt or equity financing.

We can provide no assurance that additional funding will be available on a timely basis or on terms acceptable to us, or at all. In the event that we are unable to obtain such financing, we will not be able to fully develop and commercialize our products.

Our future capital requirements will depend upon many factors, including:

•	continued progress in our brand development programs;

•	competing commercial and market developments;

•	our ability to establish additional collaborative relationships with mass merchants; and

•	effects of our commercialization activities.

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

Our OSO subsidiary is only recently formed. In October 2011, OSO Beverages Corp. acquired OSO USA LLC, an entity that was formed in 2009 and that conducted limited business activities during 2009, 2010, 2011 and 2012. Accordingly, we have a limited operating history upon which investors may evaluate our prospects for success. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly developing markets such as the functional beverage industry. Such risks include, among others, the following:

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

Generally, flavor suppliers hold the proprietary rights to their flavors. Consequently, we do not have the list of ingredients or formula for our flavors and certain of our concentrates readily available to us, and we may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. If we need to replace a flavor supplier, we could experience temporary disruptions in our ability to deliver products to our customers, which in turn could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

We may become party to litigation claims and legal proceedings. Litigation involves significant risks, uncertainties and costs, including distraction of management attention away from our current business operations. The cost of litigation, even if without merit, and the resulting distraction to management, could have a material adverse effect on our business, prospects, financial condition and results of operations. In July, we received a notice that a default judgment had been entered against us in the amount of $66,051. See Item 3, Litigation. We are indemnified against any payments we may be required to make pursuant to this judgment, but there can be no assurance that the indemnifying party will have the resources to pay, or otherwise cooperate with us with respect to the payment of, such obligation.

If we lose the services of our President, our operations could be disrupted and our business could be harmed.

Our business plan relies significantly on the continued services of our President, Fouad Kallamni. If we were to lose the services of Mr. Kallamni, our ability to continue to execute our business plan could be materially impaired. Although Mr. Kallamni does not have an employment agreement with us (he currently serves without compensation pending the receipt of additional funding), we are not aware of any facts or circumstances that suggest Mr. Kallamni might leave us. We do not have key man life insurance on Mr. Kallamni.

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

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our target market consumers between the ages of 18 and 34, and our success depends on our ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. There can be no guarantees that additional expenditures in marketing and advertising will have the desired impact on our products’ brand image and on consumer preferences. Any failure of our brands to maintain or increase acceptance or market penetration would likely have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our sales are affected by seasonality

As is typical in the beverage industry, our sales are seasonal. We have experienced greatest sales volume during the second and third calendar quarters, generally Memorial Day to Labor Day. As a result, our working capital requirements and cash flow vary substantially throughout the year. Consumer demand for our products is also affected by weather conditions. Cool and/or wet spring or summer weather could result in decreased sales of our beverages and could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The trading price of our common stock has been and continues to be subject to fluctuations. As a non-reporting company, potential investors are warned by OTC Markets that we may not be providing current information upon which an investment decision can be made. Generally, stock prices may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, changes in recommendations by security analysts, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors.  Aside from these factors, significant volatility in the market price of our common stock may arise due to factors such as:

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

We have 61,201,483 shares of common stock outstanding as of March 31, 2013. Of these shares, approximately 50,000,000 are restricted shares under Rule 144 of the Securities Act of 1933.

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

We rent space for our inventory as required through short term arrangements with third parties. Our corporate headquarters are located at 501 Madison Avenue, Suite 501, New York, NY 10022, pending relocation upon receipt of additional financing. We have no fixed rental obligation.

ITEM 3.	LEGAL PROCEEDINGS.

On July 27, 2012, we received notice that a default judgment had been entered against the Company with respect to a civil action summons and complaint filed in the Superior Court of New Jersey, Passaic County, for the non-payment of certain unsecured promissory notes issued by the Company’s predecessor, DAM Holdings, Inc., in the amount of $66,051. The repayment of these notes has been guaranteed in full by a third party in connection with the merger of OSO USA LLC into our wholly-owned subsidiary, OSO Beverages Corp. The Company intends to pursue its remedies against such third party with respect to this judgment.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently traded on the OTCQB under the symbol “PBGC”.

The following table shows, for each quarter of fiscal 2012 and 2011, the high and low closing sales prices as reported by OTC Markets.

	High	Low
2012:
Fourth quarter	$0.011		$0.0022
Third quarter	$0.0175		$0.01
Second quarter	$0.08		$0.013
First quarter	$0.31		$0.05
2011:
Fourth quarter	$1.05		$0.08
Third quarter	$1.05		$0.25
Second quarter	$0.25		$0.25
First quarter	$0.25	$	..01

As of March 31, 2013, there were 61,201,483 shares of common stock issued and outstanding, held by approximately 212 holders of record, although there are a larger number of beneficial owners. The closing price on March 30, 2013 was $0.0075 per share.

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

Stock Repurchases

None.

Sales of Unregistered Securities

None

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We currently have insufficient working capital to carry on normal day-to-day operations. Although we continue to serve customers on a limited basis from existing inventory, we are unable to purchase additional inventory or actively market our products to new accounts. We have no payroll, and the majority of consulting fee obligations incurred in 2011 and 2012 have been accrued. Our principal focus since the end of the first quarter of 2012 has been finding additional capital. There can be no assurance that such capital will be available as necessary to meet our working capital requirements or, if the capital is available, that it will be on reasonable terms acceptable us. The issuances of additional equity and convertible debt securities by the Company will result in dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

We are a consumer brand development company focused on creating, marketing and selling compelling functional beverage brands. Our flagship brand, OSO, is a premium energy beverage offered primarily to high profile on-premise venues in New York City.  “On-premise” accounts include clubs, bars, restaurants and hotels. OSO holds a unique position as a premium energy beverage.  With additional repackaging initiatives in the planning stages, OSO intends to further differentiate itself by offering a sleek glass bottle packaging option along with a formula that is made with 100% all natural ingredients. OSO’s positioning is sophisticated, top-shelf energy with elegant packaging, unlike mass market ‘extreme-focused’ canned energy drinks.

We measure our results primarily through case sales of our products. However, historically, a lack of available capital has significantly limited our sales efforts, the effect of which can be seen in our results of operations. In October 2011 we entered into a merger transaction intended to provide us with an attractive capital structure to secure financing for production of our products, among other things. However, a participant in the merger transaction that had committed to provide financing to us in the amount of approximately $200,000 defaulted, and as a direct result of this default we were able to engage in only a limited range of operation s during the fourth quarter of 2011 and were required to seek additional capital throughout 2012.

We operate our business through our wholly owned subsidiary, OSO Beverages Corp. We distribute our OSO products through our wholly owned subsidiary, Fury Distribution Holdings LLC.

Results of Operations

Years Ended December 31, 2012 and 2011

Revenue

For the year ended December 31, 2012, revenue was $53,685, a decrease of $41,416, or 43.5%, from $95,101 in revenue for the year ended December 31, 2011. Our revenues were affected negatively by a lack of available for sale inventory due to financing constraints. Our ability to generate new customers and sales volumes has been hindered by our lack of a full product suite, including both original and lite flavors.

Gross Profit

For the year ended December 31, 2012, gross profit was $36,230, a decrease of $26,654, or 42.4%, from $62,884 in gross profit for the year ended December 31, 2011. On a percentage of net sales basis, gross profit was 67.5% in 2012 versus 66.1% in 2011.  The decrease in gross profit was a direct result of the decrease in sales due to the lack of available stock as described herein.  Our production costs and margins remained relatively the same on a percentage basis even at the lower volumes experienced in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2012 were $357,885, an increase of $101,910, or 39.8%, from $255,975 for the year ended December 31, 2011. Selling, general and administrative expenses increased primarily as a result of increased professional fees and expenses related to operating as a public company, including professional fees and consulting expenses for our team members.  In 2011, we were only operating as a public company for less than 3 months.

Other Income (Expense)

In 2011, we recognized a non-cash gain on the settlement of a debt due a third party of $18,628.  Concurrent with our merger and subsequent Note Purchase Agreement, we paid the third party $7,195 as full and final settlement of the debt.

Interest Expense

Interest expense was $160,455 for the year ended December 31, 2012, an increase of $130,656 from $27,799 for the year ended December 31, 2011.  We finance our products through the issuance of notes to certain third party lenders. The notes typically have a funded amount and a face amount, and do not bear interest.  We recognize interest as the difference between the face amount and the funded amount, amortized over the life of the note.  In addition, we have incurred and amortized as interest the value of beneficial conversion features associated with certain of our convertible notes.  On April 2, 2012, we defaulted on a senior secured promissory note and began accruing penalties as interest for the remainder of 2012.  Each of these factors contributed to the large increase in interest expense for the 2012 period.

Net Loss

Net loss for the year ended December 31, 2012 was $482,690, an increase of $278,331 from a loss of $204,359 for the year ended December 31, 2011.  The increase was primarily a result of higher selling, general and administrative expenses as discussed herein, primarily due to expenses related to the merger and expenses related to operating a public company, and higher interest expense related to the amortization of beneficial conversion features related to our convertible notes and accrued penalties on our senior secured notes that defaulted April 1, 2012.

Liquidity and Capital Resources

As of December 31, 2012, we had a working capital deficit of $811,740.  Included in the deficit were accounts payable of $100,458, accrued expenses of $375,108, and the current portion of notes payable in the amount of $367,053. The majority of our working capital deficit is related to outstanding convertible debt and accrued penalties and consulting expenses, which we expect to satisfy through negotiated repayments and retirements in due course.  We receive cash through the sale of our products through our wholly owned distributor, Fury Distribution Holdings LLC.  To date, we have financed our operations, primarily the production of inventory, through the issuance of debt to private investors.

As of December 31, 2012 and 2011, we had cash and cash-equivalents of $-0- and $21,862, respectively. Cash used in operations during the years ended 2012 was $113,768, compared to cash used by operations of $158,184 in 2011. Our cash flows from operations were largely affected by the effect of operating as a public company, in which we incurred substantial operating expenses.

Net cash provided by financing activities for the year ended December 31, 2012 was $91,906, which reflected our issuance of notes payable to lenders to finance inventory and working capital.  For the year ended December 31, 2011, our net cash provided by financing activities was $179,266, which reflected our issuance of notes payable to lenders to finance inventory and convertible notes for our entrance into the public markets.  We expect to continue to finance our inventory production through the issuance of notes payable, and potentially through the issuance of equity securities should financing be available to us on agreeable terms.

Note Purchase Agreement. We have in place a Note Purchase Agreement with Prestwick Circle Service Corp. (“Prestwick”) which provides for maximum non-interest bearing advances to us of  $387,100, of which $202,100 has been advanced and $187,100 is evidenced by an unsecured convertible promissory note in that amount. Prestwick has defaulted on its obligation to purchase, and we have issued a demand letter with respect to the remaining balance.

The note purchased pursuant to the Note Purchase Agreement is convertible into shares of our common stock at any time by the holder at $0.135 per share. On April 23, 2013, we exercised our right to convert the note dated to shares of the Company’s Common Stock. The conversion resulted in our issuance of 1,385,926 restricted shares of our Common Stock to the holder in full cancellation of the note.

On March 28, 2012, we issued $70,000 of our convertible promissory notes (“March 2012 Notes) to four investors. The March 2012 Notes bear interest at the rate of 8% per annum, are due on December 31, 2013 and are convertible into shares of the Company’s common stock at the rate of $.05 per share. The March 2012 Notes will be automatically cancelled and new convertible promissory notes issued if, in connection with a convertible debt financing of the Company after March 28, 2012 and before December 31, 2013, such subsequent debt financing provides for a conversion price of less than $0.05 per share of Common Stock.  The March 2012 Notes matured December 31, 2013 and are in technical default, although no default has been declared.

Throughout 2012, we sought to raise capital to operate our business. Apart from the March 2012 Notes, we were unsuccessful in obtaining any financing. There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to continue to grow our business. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Our inability to raise equity capital to support our 2012 operating plans and production of our products, along with our current working capital deficiency, continues to raise substantial doubt about our ability to continue as a going concern. Our audited financial statements for the years ended December 31, 2012 and 2011 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Contractual Obligations

We entered into consulting agreements with certain key members of our business effective October 1, 2011.  Under these consulting agreements, we are contractually obligated to pay certain consultants a monthly retainer for their services. We were unable to fulfill our obligations to these consultants after March 31, 2012, and as a consequence, we owe these consultants $280,000 in the aggregate which is reflected in accrued expenses.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Fouad Kallamni, who was our principal executive and financial officer after the merger of OSO USA LLC into the Company on October 19, 2011 (see Item 1, Business) and for the remainder of the reporting period which ended on December 31, 2012, has concluded that the disclosure controls and procedures were neither effective prior to the merger or as of December 31, 2012. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or person or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During 2014, management intends to implement internal controls to ensure that required SEC filings will be timely.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of December 31, 2012, it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We have concluded that our internal control over financial reporting was not effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our Board of Directors as of March 31, 2013 is as follows:

Director	Age	Director Since
Fouad Kallamni	35	October 2011

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

Executive Officers

Our sole executive officer as of March 31, 2013 was as follows:

Name	Age	Position	Officer Since
Fouad Kallamni	35	President	October 2011

Please refer to Mr. Kallamni’s biography in the preceding section “Directors.”

Code of Ethics

OurCode of Ethics may be found on the Company’s website, www.premierbeveragegroup.com.

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

To the Company’s knowledge based solely on a review of the copies of such reports furnished to the Company, no person failed to file, on a timely basis, reports required by the Exchange Act during 2012:

Audit Committee

We do not have an Audit Committee. All functions of an audit committee are performed by Mr. Kallamni as our sole director.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows all compensation awarded, earned by or paid to our Named Executive Officers for the fiscal years ended December 31, 2012 and 2011 , to the extent applicable.

Name and				Stock	Option	All Other
Principal			Bonus	Awards	Awards	Compensation
Position	Year	Salary ($)[2]	($)	($)(1)	($)(1)	($)(2)	Total ($)
Fouad Kallamni[1]	2011	$25,325	$	$	$0	$0	$25,325
President	2012	15,000	0	0	0	0	15,000
Mark Klein[3]	2011	0	0	0	0	0	0

1 Mr. Kallamni was appointed President of the Company on November 8, 2011.

2 Mr. Kallamni does not have an employment agreement with the Company. He was compensated in 2011 pursuant to a one year consulting agreement at the rate of $25,325 for the month of October and at the rate of $10,000 per month thereafter. Of that amount, $25,325 was paid in cash and the balance of $20,000 was accrued. In 2012, the Company paid Mr. Kallamni $15,000 in cash and accrued the balance owed of $75,000 pursuant to the consulting agreement. Total compensation accrued but not paid to Mr. Kallamni for 2011 and 2012 is $97,000.

3 Mr. Klein resigned as President, Secretary and Director effective October 19, 2011.

Outstanding Equity Awards at Fiscal Year-End 2011 Table

There were no equity awards held by our Named Executive Officer as of December 31, 2012.

Director Compensation

Mr. Kallamni received no compensation for his services to the Company as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth as of March 31, 2013 certain information regarding the beneficial ownership of our outstanding common stock by the following persons or groups:

• each person who, to our knowledge, beneficially owns more than 5% of our common stock; and

• the Named Executive Officer (who is also the Company’s sole director) identified in the Summary Compensation Table above.

As of March 31, 2013 there were 61,201,483 shares of common stock issued and outstanding, held by approximately 212 holders of record, although there are a larger number of beneficial owners. Unless otherwise indicated, each person's address is c/o Premier Beverage Group Corp, 501 Madison Avenue, Suite 501, New York, NY 10022.

Beneficial ownership is determined in accordance with SEC rules and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 2013 are deemed outstanding for computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated and subject to community property laws where applicable, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the shares listed opposite their names.

		Options/Warrants
		Currently Exercisable	Total Beneficial	Percent of
Name and Address of Beneficial Owner	No. of Shares	or Within 60 Days	Ownership	Total
Named Executive Officer and Director
Fouad Kallamni	31,500,000	0	31,500,000	51.5
Other Principal Shareholders
Core Equity Group, LLC	5,000,000	0	5,000,000	8.2

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Liebman Goldberg & Hymowitz LLP audited our financial statements for the years ended December 31, 2012 and 2011.

Audit and Related Fees

The following table sets forth the aggregate fees billed by Liebman Goldberg & Hymowitz LLP for professional services rendered in the years ended December 31, 2012 and 2011, respectively.

	2012	2011
Audit Fees[1]	$17,500	$18,250
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

Exhibit Number	Exhibit

3.1	Articles of Incorporation(1)
3.2	Amendments to Articles of Incorporation(1),(2),(4),(7)
3.3	Articles of Merger of Premier Beverage Group Corp. into DAM Holdings, Inc.(8)
3.4	By-Laws(1)
4.1	Description of Securities(1),(2),(3)
4.2	Certificate of Designation Series A Preferred Stock(4)
4.3	Certificate of Designation Series B Preferred Stock(6)
4.4	Class A Warrant Agreement(9)
4.5	Form of Class A Warrant Certificate(9)
4.6	Specimen Common Stock Certificate(2)
10.1	Form of 6% Convertible Promissory Notes(5)
10.2	Stock Purchase Agreement(10)
10.3	Assumption and Indemnification Agreement(10)
10.4	Form of Unsecured Promissory Note(10)
10.5	Form of Note Purchase Agreement(10)
10.6	Agreement and Plan of Merger of OSO USA LLC into OSO Beverages Corp.(11)
10.8	Indemnification Agreement(17)
10.9	Form of Senior Secured Promissory Note(12)
10.10	Form of Security Agreement(12)
10.11	Consulting Agreement with Fouad Kallamni(15)
10.12	Consulting Agreement with Core Equity Group LLC(15)
10.13	Consulting Agreement with Richard Fisher(15)
10.14	Form of unsecured Convertible Promissory Note issued in aggregate principal amount of $70,000(16)
14.1	Code of Ethics(14)
16.1	Letter from Former Auditor(13)
21.1	Subsidiaries of Registrant(17)
31.1	Certification by Fouad Kallamni, Principal Executive and Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Fouad Kallamni, Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

(1)	Incorporated by reference from the Registration Statement on Form 10-SB on August 19, 2003
(2)	Incorporated by reference from the Registration Statement on Form 10-SB Amendment No. 1 filed on June 4, 2004
(3)	Incorporated by reference from the Registration Statement on Form 10-SB Amendment No. 5 filed on July 20, 2005
(4)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 15, 2007
(5)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 14, 2008
(6)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on August 13, 2009
(7)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 18, 2009
(8)	Incorporated by reference from the Current Report on Form 8-K filed on December 1, 2011

(9)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ending December 31, 2007
(10)	Incorporated by reference from the Current Report on Form 8-K filed on October 27, 2011
(11)	Incorporated by reference from the Current Report on Form 8-K filed on October 24, 2011
(12)	Incorporated by reference from the Current Report on Form 8-K filed on December 15, 2011
(13)	Incorporated by reference from the Current Report on Form 8-K/A filed on December 23, 2011
(14)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ending December 31, 2005
(15)	Incorporated by reference from the Annual Report on Form 10-K for the year ending December 31, 2011
(16)	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ending March 31, 2012
(17)	Incorporated by reference from the Annual Report on Form 10-K for the year ending December 31, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER BEVERAGE GROUP CORP.
By:	/s/ Fouad Kallamni
Fouad Kallamni
President and Sole Director
March 13, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Premier Beverage Group Corp.
New York, New York

We have audited the accompanying consolidated balance sheets of Premier Beverage Group Corp. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for each of the years in the two year period ended December 31, 2012.  Premier Beverage Group Corp. and Subsidiaries management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Beverage Group Corp. and Subsidiaries as of December 31, 2012 and 2011 and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2012, in conformity with its accounting principles generally accepted in the United States of America.

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

Liebman Goldberg & Hymowitz, LLP
Garden City, New York

March 13, 2014

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets:
Cash	$-	$21,862
Accounts receivable, net	4,637	32,424
Inventory	20,485	20,571
Prepaid expenses	5,757	23,297
Deferred financing costs	-	20,605
Total current assets	30,879	118,759

Property and equipment, net	1,064	1,644

Total assets	$31,943	$120,403

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$100,458	$118,168
Accrued expenses	375,108	100,418
Notes payable - current portion	367,053	115,022
Total current liabilities	842,619	333,608

Long term liabilities:
Notes payable - long term, net	75,000	238,781
Total long term liabilities	75,000	238,781

Total liabilities	917,619	572,389

Commitments and contingencies

Stockholders' deficit:

Preferred stock-$0.0001 par value, 1,000,000 shares authorized and designated as follows:
Series A Preferred stock-$5 stated value, 660,000 shares authorized, 60,000 shares issued and outstanding as of December 31, 2012 and 2011, respectively	300,000	300,000
Series B Preferred stock-$500 stated value, 2,000 shares authorized, 30 shares issued and outstanding as of December 31, 2012 and 2011, respectfully	15,000	15,000
Common stock-0.00015 par value, 99,000,000 shares authorized, 61,201,483 shares issued and outstanding as of December 31, 2012 and 2011, respectively	9,180	9,180
Additional paid in capital	108,987	59,987
Accumulated deficit	(1,318,843)	(836,153)
Total stockholders' deficit	(885,676)	(451,986)

Total liabilities and stockholders' deficit	$31,943	$120,403

See notes to consolidated financial statements

 PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2012	2011
Revenue:
Sales, net	$53,685	$95,101
Cost of goods sold	17,455	32,217
Gross profit	36,230	62,884

Operating expenses:
Selling, general and administrative	357,885	255,975
Depreciation	580	97
Total operating expenses	358,465	256,072

Net loss from operations	(322,235)	(193,188)

Other expense
Gain on settlement of debt	-	18,628
Interest expense	(160,455)	(29,799)
Total other expense (net)	(160,455)	(11,171)

Net (loss) before provision for income taxes	(482,690)	(204,359)

Provision for income taxes (benefit)	-	-

Net loss	$(482,690)	$(204,359)

Net loss per common share, basic	$(0.01)	$(0.00)

Weighted average number of common shares, basic	61,201,483	52,222,827

See notes to consolidated financial statements

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2012 AND 2011

									Additional
	Preferred stock		Series A Preferred		Series B Preferred		Common stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2010, adjusted for recapitalization	-	$-	60,000	$300,000	2,000	$15,000	50,000,000	$7,500	$-	$(428,086)	$(105,586)
Effect of reverse merger:
Common stock issued to acquire OSO USA, LLC	-	-	-	-	-	-	11,111,676	1,667	-	(203,708)	(202,041)
Common stock issued for cashless exercise of warrants	-	-	-	-	-	-	89,807	13	(13)	-	-
Beneficial conversion feature relating to convertible note	-	-	-	-	-	-		-	60,000	-	60,000
Net (loss)	-	-	-	-	-	-	-	-	-	(204,359)	(204,359)
Balance, December 31, 2011	-	$-	60,000	$300,000	2,000	$15,000	61,201,483	$9,180	$59,987	$(836,153)	$(451,986)

Beneficial conversion feature relating to convertible note	-	-	-	-	-	-	-	-	49,000	-	49,000
Net (loss)	-	-	-	-	-	-	-	-	-	(482,690)	(482,690)
Balance, December 31, 2012	-	$-	60,000	$300,000	2,000	$15,000	61,201,483	$9,180	$108,987	$(1,318,843)	$(885,676)

See notes to consolidated financial statements

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(482,690)	$(204,359)
Adjustments to net (loss) to net cash (used in) operating activities:
Depreciation expense	580	97
Amortization of deferred financing costs	20,605	17,442
Bad debt expense	-	14,433
Beneficial conversion feature in connection with convertible note payable	69,504	11,681
Gain on forgiveness of debt	-	(18,628)
Changes in operating assets and liabilities:
Accounts receivable	27,787	(17,631)
Inventory	86	(7,824)
Prepaid and other current assets	17,540	(16,115)
Accounts payable and accrued expenses	264,726	62,720
Net cash (used in) operating activities	(81,862)	(158,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,741)
Net cash (used in) investing activities	-	(1,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	85,000	215,289
Repayments of notes payable	(25,000)	(36,023)
Net cash provided by (used in) financing activities	60,000	179,266

Net (decrease) increase in cash	(21,862)	19,341

Cash, beginning of the year	21,862	2,521

Net cash, end of the year	$-	$21,862

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

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

Upon completion of the OSO Merger, there were 61,176,676 shares of common stock issued and outstanding, including the Merger Consideration which constituted approximately 82% of the issued and outstanding shares of common stock. On November 25, 2011, the Company changed its name from Dam Holdings, Inc. to Premier Beverage Group Corp.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Premier Beverages Group Corp. and its wholly owned subsidiaries, OSO Beverages Corp its wholly owned subsidiary, Fury Distribution Holdings, LLC (hereafter referred to as the “Company” or “Premier”). No operations were conducted in 2011 or 2012 by the Company’s other subsidiary, Captive Brands Corp.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories.  These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.  Allowance for doubtful accounts for accounts receivable was $5,966 as of December 31, 2012 and $5,966 as of December 31, 2011, respectively.  Bad debt expense was $-0- and $14,433 for the year ended December 31, 2012 and 2011, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2012 and 2011, the Company has not recorded any unrecognized tax benefits.

The tax years remaining open for examination are 2008 and all subsequent years.

Inventory

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

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants along with common shares issuable upon convertible notes and preferred stock have been excluded as common stock equivalents in the diluted loss per share because there effect is anti-dilutive on the computation.  Fully diluted shares outstanding were 61,201,483 for the year ended December 31, 2012 and 2011, respectively.

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

The Company’s financial instruments are carried at fair value, including, cash equivalents. Virtually all of the Company’s valuation measurements are Level 1 measurements. The adoption of Topic 820 did not have a significant impact on the Company’s consolidated financial statements

Impairment of Long-Lived Assets

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

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net loss of $482,690 and $204,359 for the years ended December 31, 2012 and 2011, respectively.  Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $811,740 as of December 31, 2012.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2012 and 2011 is summarized as follows:

	2012	2011
Office furniture and equipment	$1,741	$1,741
Less: accumulated depreciation	(677)	(97)

	$1,064	$1,644

 Depreciation expense for the years ended December 31, 2012 and 2011 was $580 and $97, respectively

NOTE 5 - ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	2012	2011
Consulting fees	$286,500	$54,000
Sales commissions	8,008	28,418
Professional fees	18,000	18,000
Accrued penalties	62,600	-
	$375,108	$100,418

NOTE 6 - NOTES PAYABLE

Notes payable are comprised of the following:

			Interest
	December 31, 2012	December 31, 2011	Rate	Maturity Date
Notes Payable - Current Portion
Secured Promissory Note	$48,500	$48,500	0%	5/2/2012
Secured Convertible 10% Promissory Note	7,067	6,567	10%	5/12/2009
Unsecured Convertible 6% Promissory Notes	62,955	59,955	6%	8/8/2010 - 9/8/2010
Unsecured Convertible Promissory Note	202,100	-	0%	4/24/2013
Unsecured Convertible 8% Promissory Notes, net of amortized debt discount of $27,815 at December 31, 2012	46,431	-	8%	12/31/2013
Total Notes Payable - Current Portion	$367,053	$115,022

Notes Payable - Long Term
Unsecured Convertible Promissory Note	-	187,100	0%	4/24/2013
Senior Secured Convertible Promissory Note, net of amortized debt discount of $0 and $48,319 at December 31, 2012 and December 31, 2011, respectively	$75,000	$51,681	0%	12/31/2014	(1)
Total Notes Payable - Long Term	$75,000	$238,781

Total Notes Payable	$442,053	$353,803

(1) This debt was reclassified from current to long-term pursuant to ASC 470-10-45-14. On May 19, 2013, this debt was refinanced through the issuance of long-term convertible notes.

In May 2011, the Company entered into a $53,500 non-interest bearing note for the purchase of inventory. This note is secured by the Company's accounts receivable and inventory and precludes the issuance of any other indebtedness pari passu or senior to it. This note is subject to a mandatory monthly cash flow recapture provision whereby payments are made against this note pursuant to a formula. The funded amount under the note was $40,003, resulting in an original issuance discount of $13,497.  In accordance with the original issuance discount of the secured note, amortization expense of $8,998 has been charged in 2011, and $4,499 has been charged in 2012.  As of December 31, 2012, the note has a balance of $48,500.  The note had a maturity date of May 2, 2012 and is now in technical default; however, no default has been declared by the holder.

The Company has a $5,000 10% Convertible Secured Promissory Note (the “10% Secured Note”).  The 10% Secured Note was due on May 12, 2009 and bears an annual rate of interest of ten percent (10%).  The 10% Secured Note is secured by assignment of a motorcycle engine from the Company’s prior wholly owned subsidiary, Delaware American Motors, Inc.  The 10% Secured Note may be converted by the holder into shares of the Company’s common stock at a price equal to seventy-five percent (75%) of the market price of the Company’s shares on the date of conversion limited to not more than 300,000 shares. At the date of issuance, the Company determined that the fair value of the beneficial conversion feature in respect of this 10% Secured Note on the date the note was issued to be equal to $4,054 using the Black-Scholes model which amount has been recorded as a debt discount was amortized over the term of the note.  The accompanying financial statements include $500 of interest expense for each of the years ending December 31, 2012 and 2011.  The 10% Secured Note is in default with a total aggregate amount due of $7,067 as of December 31, 2012.

The Company has four unsecured 6% Convertible Promissory Notes payable in the aggregate original principal amount of $50,000 (the “Convertible Notes”).  The Convertible Notes bear interest at the rate of 6% per annum and were due on dates ranging from August 8, 2010 through September 8, 2010.  The Convertible Notes may be converted into shares of the Company’s common stock at the election of the holder at any time prior to their maturity date (24 months after issue) at the rate of thirty dollars ($30.00) per share.  Interest may, at the election of the Company, be paid in shares of the Company’s common stock at the rate of one hundred ($100.00) per share.  The accompanying financial statements include $3,000 of interest expense for each of the years ending December 31, 2012 and 2011.  The unsecured convertible promissory notes are in default with a total aggregate amount due of $62,955 as of December 31, 2012. On July 27, 2012, we received notice that a default judgment had been entered against the Company with respect to a civil action summons and complaint filed in the Superior Court of New Jersey, Passaic County, for the non-payment of these unsecured promissory notes issued by the Company’s predecessor, DAM Holdings, Inc., in the amount of $66,051. The repayment of these notes has been guaranteed in full by a third party in connection with the merger of OSO USA LLC into our wholly-owned subsidiary, OSO Beverages Corp. The Company intends to pursue its remedies against such third party with respect to this judgment.

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

On October 24, 2011, the Company entered into Note Purchase Agreement (“NPA”) with Prestwick Circle Service Corp (“Prestwick”). The NPA provides for maximum non-interest bearing advances to the Company of $387,100 over a period commencing October 25, 2011 and ending November 11, 2011. Pursuant to the NPA, the Company issued an Unsecured Convertible Promissory Note (“Note”) in the amount of $187,100 to Prestwick on October 25, 2011.  In March 2012, an additional $15,000 was advanced to the Company under the Note Purchase Agreement with Prestwick Circle Services Corp.  Prestwick remains in default on its obligation to fund an additional $200,000 under the NPA.

The Note may be convertible in shares of the Company’s common stock at any time by the holder at $0.135 per share. The Company may require the holder to convert its Notes into shares of its common stock 45 days after the closing of the OSO Merger, unless the conversion would result in the holder then owning more than 4.99% of our common stock. The Company may require at its election conversion of all remaining Notes anytime after April 19, 2012 regardless of the then ownership position of the holder.  On April 23, 2013, the Note was converted by the Company into shares of the Company’s common stock (see Subsequent Events note entitled “Note Conversion”).

On December 9, 2011, the Company issued a senior secured promissory note in the amount of $100,000 to a third party lender. The note is secured by a security agreement with the lender pursuant to which the Company granted a first lien on all of its assets. The note is due on the earlier to occur of (i) March 31, 2012, (ii) the receipt of the remaining proceeds in the amount of $200,000 from a Note Purchase Agreement entered into with a third party investor on October 24, 2011 and (iii) the receipt of $200,000 of proceeds from a planned private placement of equity securities. In April 2012, the Company repaid $25,000 of the principal balance. The funded amount under the note was $80,000, resulting in an original issuance discount of $20,000.  In accordance with the original issuance discount of the secured note, amortization expense of $3,894 has been charged in 2011, with a remaining unamortized original issue discount of $16,106. The note may be converted into shares of the Company’s common stock by the lender at any time at $0.20 per share. The Company also issued the lender a three year common stock purchase warrant for the purchase of 200,000 shares of the Company’s common stock at an exercise price of $0.20 per share.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $60,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes.  The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period as interest expense.   The Company recognized a total of $11,681 of the debt discount in 2011 and $48,319 in 2012.

On March 28, 2012, the Company issued $70,000 of its convertible promissory notes (“March 2012 Notes) to four investors. The March 2012 Notes bear interest at the rate of 8% per annum, are due on December 31, 2013 and are convertible into shares of the Company’s common stock at the rate of $.05 per share. The March 2012 Notes will be automatically cancelled and new convertible promissory notes issued if, in connection with a convertible debt financing of the Company after March 28, 2012 and before December 31, 2013, such subsequent debt financing provides for a conversion price of less than $0.05 per share of Common Stock. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $49,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period as interest expense. The Company recognized a total of $21,185 of the debt discount as interest in 2012, with a remaining unamortized debt discount of $27,815. See subsequent event entitled “Note Exchange”.  The March 2012 Notes matured December 31, 2013 and are in technical default; however, no default has been declared.

On April 1, 2012, the Company defaulted in the payment of a senior secured promissory note in the original principal amount of $100,000 issued to a lender on December 9, 2011. The secured lender has a first security interest in all of the Company’s assets.  The obligation was restructured in May 2013 (see Subsequent Events note entitled “Refinancing”).

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Facilities Lease

The Company rents its principal facilities on an informal month-to-month basis from a non-affiliated third party in the amount of $2,500 per month. Rent expense was $17,650 and $14,250 for 2012 and 2011, respectively.

Key Employee Agreements

Effective October 1, 2011, the Company entered into a consulting agreement with its President.  The terms of the agreement provide that the consultant shall be compensated at a rate of $15,000 per month (other than the first month, in which the rate of compensation was $25,325, of which $15,325 was paid), of which $5,000 shall be paid in cash and the remainder accrued until the Company completes a financing of approximately $1,000,000. The accrued portion may be paid in cash or in stock, or by any combination thereof, at the election of the Company.  The consulting agreement had a term of one year.

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

Common Stock

The Company has authorized 99,000,000 shares of common stock $.00015 par value per share (the “Common Stock”).  As of December 31, 2012 and 2011, the Company has 61,201,483 shares of Common Stock issued and outstanding.  The Company’s shares of Common Stock are traded on the Over the Counter electronic quotation system under the trading symbol PBGC.

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

Class A Warrants

At December 31, 2012 the Company had Class A Warrants issued pursuant to its Series A Preferred Stock Private Placement Unit Offering.  The terms of these Class A Warrants have been adjusted pursuant to the Anti-Dilution Agreement with the Unit purchasers such that the purchasers may purchase 13,333 shares of the Company’s common stock at an exercise price of $45.00 per share at any time prior to December 31, 2012 the date of expiration of the Class A Warrants and may be called for redemption at a redemption price of $2.00 per warrant at any time after the Company’s shares of common stock have traded above $1.50 for 10 consecutive trading days.

Selling Agent Warrants

The Company granted a selling agent rights to purchase 2,497 shares of the Company’s common stock at an exercise price of fifty-four dollars ($54.00) per share at any time prior to the date of expiration of January 31, 2013.  These warrants expired on January 31, 2013.

Shares Available For Future Issuance

As of December 31, 2012, the Company has 3,578,850 shares of common stock reserved for future issuance upon conversion of convertible debt, conversion of shares of convertible preferred stock and exercise of warrants and options:

		Conversion Rate	Number of
	Amount	Per Share	Shares
Shares of common stock authorized			99,000,000
Shares of common stock outstanding			61,201,483
Shares of common stock reserved for:
Senior secured convertible promissory note	$75,000	$0.20	375,000
Secured convertible promissory note (1)	7,067	0.0017	300,000
Unsecured convertible promissory notes	62,955	40.00	1,574
Mandatory convertible promissory note	187,100	0.135	1,385,926
Unsecured convertible promissory notes	74,246	0.05	1,484,920
Series A convertible preferred stock	300,000	22.50	13,333
Series B convertible preferred stock	15,000	1.00	15,000
Class B warrants		25.00	600
2009 Consultants Stock Compensation Plan Reserved for future grant			263
Selling agent warrants		54.00	2,497
			64,780,596

Shares of common stock available for future issuance			34,219,404

(1)	The secured convertible promissory note has a conversion feature equal to 75% of the closing price of the common stock, up to a maximum of 300,000 shares. Our common stock at December 31, 2012 was $0.0023, resulting in a conversion price of $0.001725 as of December 31, 2012, and as a result reserve for future issuance of 300,000 shares (the maximum amount under the note).

Summary of Common Stock Warrants and Options Outstanding

A summary of the status of warrants and options granted at December 31, and changes during the periods then ended is presented below:

	2012		2011
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price

Outstanding - beginning of year	16,430	$4.39	216,430	$4.39
Granted	-	$-	200,000	$0.20
Vested	-	-	-	-
Exercised	-	$-	(200,000)	$0.20
Forfeited	-	$-	(200,000)	$1.00
Expired	13,333	45.00	-	-
Outstanding - end of year	3,097	$48.38	16,430	$4.39
Exercisable at December 31,	3,097	$48.38	16,430	$4.39

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

On December 31, 2012, 13,333 Class A Warrants expired.

A summary of the status of the warrants and options outstanding at December 31, 2012 is presented below:

Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$25.00	600	1.08	$25.00	600	$25.00
$54.00	2,497	0.08	$54.00	2,497	$54.00

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

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2012	2011
Income taxes using U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	4.7	4.7
Change in Valuation allowance	(38.7)	(38.7)
	-	-
 At December 31, 2012, the significant components of the deferred tax assets (liabilities) are summarized below:

	2012	2011
Deferred tax assets:
Net Operating Losses	$169,253	$5,414
Beneficial conversion features	17,548	9,011
Total deferred tax assets	$186,801	$14,425

Deferred tax liabilities:

Total deferred tax liabilities	$-	$-

Valuation allowance	(186,801)	(14,425)
Net deferred tax assets	$-	$–

As of December 31, 2012, the Company had U.S. federal and state net operating loss carryforwards of approximately $201,000, which expire at various dates from through 2031. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. The Company may be subject to a limitation as a result of the Company’s initial public offering in 2006 and other transactions related to its stock ownership. These potential limitations could affect the utilization of the carryforwards prior to their expiration.

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

The Company is subject to income tax in the U.S., and certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service, or any states in connection with income taxes. The periods from December 31, 2009 to December 31, 2012 remain open to examination by the U.S. Internal Revenue Service, and state tax authorities.

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

At December 31, 2012 and 2011, there were no identified assets or liabilities measured at fair value on a recurring basis.

NOTE 12 – SUBSEQUENT EVENTS

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after December 31, 2012, through the date of issuance of the financial statements.

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

Issuance of Shares to Former Noteholder

On September 26, 2013, we issued 1,000,000 restricted shares of our common stock to a former noteholder (“Noteholder”) in consideration of its execution of an Assignment Agreement dated May 19, 2013 with respect to the assignment of a promissory note issued by us to the Noteholder in the original principal amount of $100,000 and for the execution by the Noteholder of a release of claims against us.

