Form 10-K/A
period 2012-12-31
Premier Beverage Group Corp
filed 2014-03-18
CIK 1253557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-K/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K”) of Premier Beverage Group Corp. for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 13, 2014 is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

Item 15. Exhibits and Financial Statement Schedules.

3) Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the document to which it is cross referenced is made.

Exhibit Number	Exhibit

3.1	Articles of Incorporation(1)
3.2	Amendments to Articles of Incorporation(1),(2),(4),(7)
3.3	Articles of Merger of Premier Beverage Group Corp. into DAM Holdings, Inc.(8)
3.4	By-Laws(1)
4.1	Description of Securities(1),(2),(3)
4.2	Certificate of Designation Series A Preferred Stock(4)
4.3	Certificate of Designation Series B Preferred Stock(6)
4.4	Class A Warrant Agreement(9)
4.5	Form of Class A Warrant Certificate(9)
4.6	Specimen Common Stock Certificate(2)
10.1	Form of 6% Convertible Promissory Notes(5)
10.2	Stock Purchase Agreement(10)
10.3	Assumption and Indemnification Agreement(10)
10.4	Form of Unsecured Promissory Note(10)
10.5	Form of Note Purchase Agreement(10)
10.6	Agreement and Plan of Merger of OSO USA LLC into OSO Beverages Corp.(11)
10.8	Indemnification Agreement(15)
10.9	Form of Senior Secured Promissory Note(12)

10.10	Form of Security Agreement(12)
10.11	Consulting Agreement with Fouad Kallamni(15)
10.12	Consulting Agreement with Core Equity Group LLC(15)
10.13	Consulting Agreement with Richard Fisher(15)
10.14	Form of unsecured Convertible Promissory Note issued in aggregate principal amount of $70,000(16)
14.1	Code of Ethics(14)
16.1	Letter from Former Auditor(13)
21.1	Subsidiaries of Registrant(15)
31.1	Certification by Fouad Kallamni, Principal Executive and Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Fouad Kallamni, Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101

The following audited financial statements from the Annual Report on Form 10-K for the annual period ended

December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language):

(i) the Consolidated Balance Sheets; (ii) the Consolidated Statement of Operations; (iii) Consolidated

Statements of Stockholders’ Deficit; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to

Consolidated Financial Statements, tagged as blocks of text. (a)

*Filed as an exhibit to the original Form 10-K for the annual period ended December 31, 2012.
(a)	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference from the Registration Statement on Form 10-SB on August 19, 2003
(2)	Incorporated by reference from the Registration Statement on Form 10-SB Amendment No. 1 filed on June 4, 2004
(3)	Incorporated by reference from the Registration Statement on Form 10-SB Amendment No. 5 filed on July 20, 2005
(4)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 15, 2007
(5)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 14, 2008
(6)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on August 13, 2009
(7)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 18, 2009
(8)	Incorporated by reference from the Current Report on Form 8-K filed on December 1, 2011
(9)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ending December 31, 2007
(10)	Incorporated by reference from the Current Report on Form 8-K filed on October 27, 2011
(11)	Incorporated by reference from the Current Report on Form 8-K filed on October 24, 2011
(12)	Incorporated by reference from the Current Report on Form 8-K filed on December 15, 2011
(13)	Incorporated by reference from the Current Report on Form 8-K/A filed on December 23, 2011
(14)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ending December 31, 2005
(15)	Incorporated by reference from the Annual Report on Form 10-K for the year ending December 31, 2011
(16)	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ending March 31, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER BEVERAGE GROUP CORP.

By:	/s/ Fouad Kallamni
Fouad Kallamni
President and Sole Director
March 18, 2014