Form 10-Q
period 2013-03-31
Premier Beverage Group Corp
filed 2014-04-22
CIK 1253557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,201,483 shares outstanding as of March 31, 2013.

PREMIER BEVERAGE GROUP CORP.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013
ASSETS	(Unaudited)	December 31, 2012
Current assets:
Cash	$-	$-
Accounts receivable, net	4,093	4,637
Inventory	19,255	20,485
Prepaid expenses	5,902	5,757
Deferred financing costs	-	-
Total current assets	29,250	30,879

Property and equipment, net	919	1,064

Total assets	$30,169	$31,943

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$518,242	$475,566
Notes payable - current portion	376,187	367,053
Total current liabilities	894,429	842,619

Long term liabilities:
Notes payable - long term, net	75,000	75,000
Total long term liabilities	75,000	75,000

Total liabilities	969,429	917,619

Commitments and contingencies

Stockholders' deficit:
Preferred stock-$0.0001 par value, 1,000,000 shares authorized and designated as follows:
Series A Preferred stock-$5 stated value, 660,000 shares authorized, 60,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012	300,000	300,000
Series B Preferred stock-$500 stated value, 2,000 shares authorized, 30 shares issued and outstanding as of March 31, 2013 and December 31, 2012	15,000	15,000
Common stock-0.00015 par value, 99,000,000 shares authorized, 61,201,483 shares issued and outstanding as of March 31, 2013 and December 31, 2012	9,180	9,180
Additional paid in capital	108,987	108,987
Accumulated deficit	(1,372,427)	(1,318,843)
Total stockholders' deficit	(939,260)	(885,676)

Total liabilities and stockholders' deficit	$30,169	$31,943

See notes to consolidated financial statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
Revenue:
Sales, net	$5,760	$17,215
Cost of goods sold	1,230	9,087
Gross profit	4,530	8,128

Operating expenses:
Selling, general and administrative	8,336	112,885
Depreciation expense	145	145
Total operating expenses	8,481	113,030

Net loss from operations	(3,951)	(104,902)

Other (expense)
Interest	(49,633)	(68,949)
Total other (expense)	(49,633)	(68,949)

Net loss before provision for income taxes	(53,584)	(173,851)

Provision for income taxes (benefit)	-	-

Net (loss)	$(53,584)	$(173,851)

Net (loss) per common share, basic	$(0.00)	$(0.00)

Weighted average number of common shares, basic	61,201,483	61,201,483

Weighted average number of common shares, diluted	63,183,096	63,183,096

The accompanying notes are an integral part of these unaudited consolidated financial statements

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(53,584)	$(173,851)
Adjustments to net (loss) to net cash provided by (used in) operating activities:
Depreciation expense	145	145
Amortization of deferred financing costs	-	19,480
Beneficial conversion feature in connection with convertible note payable	6,858	48,547
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	544	(4,380)
(Increase) decrease in inventory	1,230	(8,283)
(Increase) decrease in prepaid and other current assets	(145)	21,297
Increase in accounts payable and accrued expenses	44,952	60,908
Net cash (used in) provided by operating activities	-	(36,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	85,922
Net cash provided by (used in) financing activities	-	85,922

Net increase (decrease) in cash	-	49,785

Cash, beginning of the period	-	-

Cash, end of the period	$-	$49,785

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013

NOTE 1 – UNAUDITED FINANCIAL INFORMATION

The unaudited financial information included for the three month interim periods ended March 31, 2013 and 2012 were taken from the books and records and are unaudited. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are in the opinion of management, necessary to reflect properly the results of operations for the interim periods presented. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2013.

NOTE 2 – FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

Management has elected to omit substantially all footnotes relating to the condensed consolidated financial statements of the Premier Beverage Group Corp. (the “Company”) included in this report. For a complete set of footnotes, reference is made to the Company’s Current Report on Form 10-K for the year ending December 31, 2012 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

The accompanying unaudited financial statements include the accounts of the Company and the accounts of its wholly owned subsidiary OSO Beverages Corp. (and its subsidiary Fury Distribution LLC) for all periods presented.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net loss of $53,584 for the three months ended March 31, 2013, and as of March 31, 2013, the Company has an accumulated deficit of approximately $1,372,427 and a net working capital deficit (total current liabilities exceeded total current assets) of $865,179. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”). Inventory is stated at cost and reserves are recorded to state the inventory at net realizable value. Inventory at March 31, 2013 was $19,255 as compared to $20,485 as of December 31, 2012.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2013 consist of the following:

	March 31, 2013 (Unaudited)	December 31, 2012
Office furniture and equipment	$1,741	1,741
Less: accumulated depreciation	(822)	(677)

	$919	1,064

Depreciation expense was $145 and $145 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued Expenses

The Company had outstanding accounts payable and accrued expenses of $518,242 and $475,566 as of March 31, 2013 and December 31, 2012, respectively. Included in accrued expenses are consulting agreements with three individuals, including Fouad Kallamni, the Company’s President. Each of these agreements expired on September 30, 2012 and, with minor variations, provided for monthly compensation of $10,000, of which $5,000 was deferred. The aggregate amount of deferred compensation under these consulting agreements as of March 31, 2013 is $286,500.

NOTE 7 – NOTES PAYABLE

Notes Payable

At March 31, 2013 and December 31, 2012 the Company has the following notes payable:

	March 31, 2013 (Unaudited)	December 31, 2012	Interest Rate	Maturity Date
Notes Payable - Current Portion

Secured Promissory Note	$48,500	$48,500	0%	5/2/2012

Secured Convertible 10% Promissory Note	7,192	7,067	10%	5/12/2009
Unsecured Convertible 6% Promissory Notes	63,705	62,955	6%	8/8/2010 - 9/8/2010

Unsecured Convertible Promissory Note	202,100	202,100	0%	4/24/2013
Unsecured Convertible 8% Promissory Notes, net of amortized debt discount of $20,956 at March 31, 2013 and $27,815 at December 31, 2012	54,690	46,431	8%	12/31/2013
Total Notes Payable - Current Portion	$376,187	$367,053

Notes Payable - Long Term
Senior Secured Convertible Promissory Note, net of amortized debt discount of $0 and $48,319 at March 31, 2013 and December 31, 2011, respectively	$75,000	$75,000	0%	12/31/2014	(1)

Total Notes Payable - Long Term	$75,000	$75,000

Total Notes Payable	$451,187	$442,053

(1) This debt was reclassified from current to long-term pursuant to ASC 470-10-45-14. On May 19, 2013, this debt was refinanced through the issuance of long-term convertible notes.

On March 28, 2012, the Company issued $70,000 of its convertible promissory notes (“March 2012 Notes) to four investors. The March 2012 Notes bear interest at the rate of 8% per annum, are due on December 31, 2013 and are convertible into shares of the Company’s common stock at the rate of $.05 per share. The March 2012 Notes will be automatically cancelled and new convertible promissory notes issued if, in connection with a convertible debt financing of the Company after March 28, 2012 and before December 31, 2013, such subsequent debt financing provides for a conversion price of less than $0.05 per share of Common Stock. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $49,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period as interest expense. The Company recognized a total of $6,858 of the debt discount as interest in the period, with a remaining unamortized debt discount of $20,956. See subsequent event entitled “Note Exchange”.  The March 2012 Notes matured December 31, 2013 and are in technical default; however, no default has been declared.

NOTE 8 – MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after March 31, 2013, through the date of issuance of the financial statements.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our consolidated financial condition and results of operations for the three month period ended March 31, 2013 should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report.

Special Filing Note

We have not yet filed the following reports under the Securities Exchange Act of 1934:

Quarterly Reports on Form 10-Q for the three month periods ended

June 30, 2013

September 30, 2013

We expect to file each of these reports no later than May 15, 2014. Forward looking statements in this Quarterly Report and in the Form 10-K for the calendar year ended December 31, 2012 have been made as though these reports had been timely filed with the Commission. In this regard, particular care should be taken with respect to forward looking statements made herein which should be evaluated in light of “subsequent events” disclosure in the footnotes to the financial statements accompanying this report as well as disclosure in the reports that the Company will be filing for subsequent annual and quarterly periods described above. See “CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS.”

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

Our company is a Nevada corporation originally formed on July 22, 1999. Our principal place of business is located at 501 Madison Avenue, Suite 501, New York, New York 10022. Our telephone number is (646) 820-0630.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein.

Three months ended March 31, 2013 compared with three months March 31, 2013.

For the three months ended March 31, 2013 we generated revenues of $5,760as compared to $17,215 for the three months ended March 31, 2012, a decrease of $11,455, or 66.5%. Cost of goods sold for the three months ended March 31, 2013 was $1,230, generating a gross margin of $4,530. Cost of goods sold for the three months ended March 31, 2012 was $9,087, generating a gross margin of $8,128. The decrease in our revenues is attributable principally to our lack of available inventory for sale and the absence of our sugar free product offering, which significantly limited our ability to service existing accounts and open new accounts.

Selling, general and administrative expenses were $8,336 for the three months ended March 31, 2013 as compared to $112,885 for the three months ended March 31, 2012, a decrease of $104,551 or approximately 92.5%. The decrease was primarily the result of a reduction in consulting and other corporate expenses as we scaled back operations pending the receipt of additional capital.

We incurred interest expense of $49,633 for the three months ended March 31, 2013. Interest expense incurred for the three months ended March 31, 2012 was $68,949. The decrease of $19,316 in interest expense was primarily due to the application of non-cash beneficial conversion feature expenses related to our issuances of convertible debt which existed in 2012 but were fully realized by 2013.

We reported a net loss and loss applicable to common stockholders for the three months ended March 31, 2013 of $53,584. Our net loss and loss applicable to the common stockholders for the three months ended March 31, 2012 was 173,851. The decrease in net loss was attributable principally to a reduction in overhead expenses and the effect of certain non-cash beneficial conversion feature expenses related to our financing activities.

Liquidity and Capital Resources

Since the merger in October 2011, we have funded our operations primarily through the issuance of debt securities in the amount of $202,100 of convertible notes issued in connection with the merger in October 2011 and $70,000 of convertible notes issued to investors in March 2012. As of March 31, 2013, we had $0 of cash on hand, $19,255 in inventory, and $894,429in current liabilities.

We will require additional cash to meet our operating needs for the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item is inapplicable.

Item 4T. Controls and Procedures

Fouad Kallamni, who was our principal executive and financial officer after the merger of OSO USA LLC into the Company on October 19, 2011 and for the remainder of the reporting period which ended on March 31, 2013, has concluded that the disclosure controls and procedures were neither effective prior to the merger or as of March 31, 2013. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of December 31, 2012, it had material weaknesses in its internal control procedures which continue to exist as of March 31, 2013.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We have concluded that our internal control over financial reporting was not effective as of December 31, 2012 and March 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Premier Beverage Group Corp.

Date:	April 22, 2014	/s/ Fouad Kallamni
Fouad Kallamni, President
Principal Executive Officer and Principal Accounting Officer

