Form 10-Q
period 2013-06-30
Premier Beverage Group Corp
filed 2014-05-14
CIK 1253557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 62,587,409 shares outstanding as of June 30, 2013.

PREMIER BEVERAGE GROUP CORP.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30, 2013
	(Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash	$36,498	$-
Accounts receivable, net	8,733	4,637
Inventory	17,523	20,485
Prepaid expenses	5,902	5,757
Total current assets	68,656	30,879

Property and equipment, net	774	1,064

Total assets	$69,430	$31,943

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$412,635	$475,566
Notes payable - current portion	198,296	367,053
Total current liabilities	610,931	842,619

Long term liabilities:
Notes payable - long term, net	166,472	75,000
Derivative liability	428,037	-
Total long term liabilities	594,509	75,000

Total liabilities	1,205,440	917,619

Commitments and contingencies

Stockholders' deficit:
Preferred stock-$0.0001 par value, 1,000,000 shares authorized and designated as follows:	-	-
Series A Preferred stock-$5 stated value, 660,000 shares authorized, 60,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012	300,000	300,000
Series B Preferred stock-$500 stated value, 2,000 shares authorized, 30 shares issued and outstanding as of June 30, 2013 and December 31, 2012	15,000	15,000
Common stock-0.00015 par value, 99,000,000 shares authorized, 62,587,409 shares issued and outstanding as of June 30, 2013 and 61,201,483 shares issued and outstanding as of December 31, 2012	9,388	9,180
Additional paid in capital	295,879	108,987
Accumulated deficit	(1,756,277)	(1,318,843)
Total stockholders' deficit	(1,136,010)	(885,676)

Total liabilities and stockholders' deficit	$69,430	$31,943

See notes to consolidated financial statements

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Sales, net	$8,800	$15,060	$14,560	$32,275
Cost of goods sold	1,732	3,321	2,962	12,408
Gross profit	7,068	11,739	11,598	19,867

Operating expenses:
Selling, general and administrative	68,866	126,258	77,202	239,143
Depreciation	145	145	290	290
Total operating expenses	69,011	126,403	77,492	239,433

Net (loss) from operations	(61,943)	(114,664)	(65,894)	(219,566)

Other (expenses)
Interest, net	(59,514)	(21,222)	(109,147)	(90,171)
(Loss) on fair value of derivative liability	(262,393)	-	(262,393)	-
Total other expenses	(321,907)	(21,222)	(371,540)	(90,171)

Net loss before provision for income taxes	(383,850)	(135,886)	(437,434)	(309,737)

Provision for income taxes (benefit)	-	-	-	-

Net (loss)	$(383,850)	$(135,886)	$(437,434)	$(309,737)

Net (loss) per common share, basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares, basic	61,722,162	61,201,483	61,722,162	61,201,483

Weighted average number of common shares, diluted	63,703,775	63,183,096	63,703,775	63,183,096

See notes to consolidated financial statements

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(437,434)	$(309,737)
Adjustments to net loss to net cash provided by (used in) operating activities:
Depreciation expense	290	290
Amortization of discount on debt	12,456	20,605
Beneficial conversion feature in connection with convertible note payable	13,793	31,323
Loss on fair value of derivative liability	262,393	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(4,096)	(11,174)
Decrease (increase) in inventory	2,962	(4,962)
(Increase) decrease in prepaid and other current assets	(145)	23,297
Increase in accounts payable and accrued expenses	96,279	141,141
Net cash (used in) operating activities	(53,502)	(109,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	90,000	112,355
Repayments of notes payable	-	(25,000)
Net cash provided by financing activities	90,000	87,355

Net increase (decrease) in cash	36,498	(21,862)

Cash, beginning of the period	-	21,862

Cash, end of the period	$36,498	$-

Supplemental Disclosures of Cash Flow Information:
Non-cash conversion of notes payable	$337,100	$-
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

See notes to consolidated financial statements

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2013

(Unaudited)

NOTE 1 – UNAUDITED FINANCIAL INFORMATION

The unaudited financial information included for the six month interim periods ended June 30, 2013 and 2012 were taken from the books and records and are unaudited. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are in the opinion of management, necessary to reflect properly the results of operations for the interim periods presented. The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2013.

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

NOTE 3 – ADDITIONAL SIGNIFICANT ACCOUNTING POLICIES

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2013 and December 31, 2012, the Company did not have any derivative instruments that were designated as hedges.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net loss of $437,434 for the six months ended June 30, 2013, and as of June 30, 2013 the Company has an accumulated deficit of $1,756,277 and a net working capital deficit (total current liabilities exceeded total current assets) of $542,275. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 – INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”). Inventory is stated at cost and reserves are recorded to state the inventory at net realizable value. Inventory at June 30, 2013 was $17,523 as compared to $20,485 as of December 31, 2012.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013
	(Unaudited)	December 31, 2012
Office furniture and equipment	$1,741	$1,741
Less: accumulated deprecation	$(967)	$(677)
	$774	$1,064

Depreciation expense was $290 and $290 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued Expenses

The Company had outstanding accounts payable and accrued expenses of $412,635 and $475,566 as of June 30, 2013 and December 31, 2012, respectively. Included in accrued expenses are consulting agreements with three individuals, including Fouad Kallamni, the Company’s President. Each of these agreements expired on September 30, 2012 and, with minor variations, provided for monthly compensation of $10,000, of which $5,000 was deferred. The aggregate amount of deferred compensation under these consulting agreements as of June 30, 2013 is $286,500.

NOTE 8 – NOTES PAYABLE

At June 30, 2013 and December 31, 2012 the Company has the following notes payable:

	June 30, 2013 (Unaudited)	December 31, 2012	Interest Rate	Maturity Date
Notes Payable - Current Portion
Secured Promissory Note	$48,500	$48,500	0%	5/2/2012
Secured Convertible 10% Promissory Note	7,317	7,067	10%	5/12/2009
Unsecured Convertible 6% Promissory Notes	64,455	62,955	6%	8/8/2010 - 9/8/2010
Unsecured Convertible Promissory Note	15,000	202,100	0%	4/24/2013
Unsecured Convertible 8% Promissory Notes, net of amortized debt discount of $14,022 at June 30, 2013 and $27,815 at December 31, 2012	63,024	46,431	8%	12/31/2013
Total Notes Payable - Current Portion	$198,296	$367,053

Notes Payable - Long Term
Senior Secured Convertible Promissory Notes, net of amortized debt discount of $163,109 and $0 at June 30, 2013 and December 31, 2012, respectively	166,472	-	20%	12/31/2014
Total Notes Payable - Long Term	$166,472	$-

Total Notes Payable	$364,768	$367,053

On March 28, 2012, the Company issued $70,000 of its convertible promissory notes (“March 2012 Notes) to four investors. The March 2012 Notes bear interest at the rate of 8% per annum, are due on December 31, 2013 and are convertible into shares of the Company’s common stock at the rate of $.05 per share. The March 2012 Notes will be automatically cancelled and new convertible promissory notes issued if, in connection with a convertible debt financing of the Company after March 28, 2012 and before December 31, 2013, such subsequent debt financing provides for a conversion price of less than $0.05 per share of Common Stock. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $49,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period as interest expense. The Company recognized a total of $13,793 of the debt discount as interest in the six month period, with a remaining unamortized debt discount of $14,022.

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

The June 2013 Notes matured December 31, 2013 and are in technical default; however, no default has been declared.

On April 23, 2013, the Company exercised its right to convert an unsecured convertible promissory note dated October 25, 2011 in the amount of $187,100 to shares of the Company’s Common Stock at the stated conversion price of $0.135 per share. The conversion resulted in the issuance by the Company 1,385,926 restricted shares of its Common Stock to the holder in full cancellation of the note.

On December 9, 2011, the Company issued a senior secured promissory note in the amount of $100,000 (“2011 Note”) to a third party lender (“Original Lender”). The note was secured by a security agreement with the Original Lender pursuant to which the Company granted a first lien on all of its assets. The 2011 Note was due on March 31, 2012. In April 2012, the Company repaid $25,000 of the principal balance, leaving a remaining in default balance of $75,000.

On May 19, 2013, 112359 Factor Fund LLC (“59FF”) entered into an exchange agreement with the Original Lender whereby 59FF acquired 100% of the rights of the 2011 Note. On the same day, the Company entered into a forbearance agreement with 59FF for the outstanding principal balance of $75,000, accrued penalties and interest of $136,288 and associated costs of $13,712, in aggregate of $225,000, whereby 59FF agreed to forbear from further rights under the Original Secured Note in exchange for the Company to issue a new Secured Amended and Restated Convertible Debenture (“A&R Debenture”) in the amount of $225,000.

The A&R Debenture bears interest at the lower of 20% per annum or the maximum allowed under the law. Interest is to be paid to the note holder, at the note holder’s option, in cash or converted to common stock at the applicable conversion price on the trading day prior to the date paid provided the shares of the common stock of the Company are freely tradable. The maturity date is December 31, 2014.

The A&R Debenture is convertible into common stock, at the election of the holder, at a 50% discount to the 45 day volume weighted average stock price prior to conversion. The Company has identified the embedded derivatives related to the A&R Debenture. These embedded derivatives included certain conversion features and reset provision. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of Debenture and to fair value as of each subsequent reporting date. At the inception of the Debenture, the Company determined the aggregate fair value of $145,803 of the embedded derivatives.

The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 363.56%, (3) weighted average risk-free interest rate of 0.23%, (4) expected life of 1.63 years, and (5) estimated fair value of the Company’s common stock of $0.0027 per share. The initial fair value of the embedded debt derivative of $145,803 was allocated as a debt discount. For six months ended June 30, 2013, the Company amortized $11,046 of debt discount to current period operations as interest expense.

On May 19, 2013, the Company issued a Secured Convertible Debenture (“New Debenture”) for a principal amount of $150,000. The New Debenture bears interest at the lower of 20% per annum or the maximum allowed under the law. Interest is to be paid to the note holder, at the note holder’s option, in cash or converted to common stock at the applicable conversion price on the trading day prior to the date paid provided the shares of the common stock of the Company are freely tradable. Commencing on May 15, 2014 and each month thereafter, the Company is required to pay to the lender principal in the amount of $10,000. The secured lender has a security interest in all of the Company’s assets. In addition, the loan is secured by a pledge of 31,500,000 shares of the Company’s Common Stock owned by the Company’s president. The maturity date is December 31, 2014. The New Debenture is convertible into common stock, at the election of the holder, at $0.02 per share.

Due to the nature of the previously issued A&R Debenture issued in connection with the forbearance agreement, the Company is required to account for the embedded conversion feature as a derivative related to the New Debenture. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of New Debenture and to fair value as of each subsequent reporting date. At the inception of the New Debenture, the Company determined the aggregate fair value of $19,841 of the embedded derivatives.

The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 363.56%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of 1.62 years, and (5) estimated fair value of the Company’s common stock of $0.0027 per share. The initial fair value of the embedded debt derivative of $19,841 was allocated as a debt discount. For the three and six months ended June 30, 2013, the Company amortized $1,410 of debt discount to current period operations as interest expense.

NOTE 9 – DERIVATIVE LIABILITY

In connection with the issuance of convertible debentures, the Company has the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares.  The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

The fair value of the derivatives at June 30, 2013 was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 368.06%, (3) weighted average risk-free interest rate of 0.36%, (4) expected life of 1.50 years, and (5) estimated fair value of the Company’s common stock of $0.0066 per share. The Company recorded a loss on change in derivative liabilities of $262,393 during the three and six months ended June 30, 2013.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible debentures. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

At June 30, 2013, the aggregate derivative liabilities was valued at $428,037, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 10 – FAIR VALUE MEASUREMENTS

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

All items required to be recorded or measured on a recurring basis consist of derivative liabilities and are based upon level 3 inputs.

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

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of June 30, 2013 and December 31, 2012, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in Notes 3 and 9. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Notes 3 and 9 are that of volatility and market price of the underlying common stock of the Company.

As of June 30, 2013, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2013, in the amount of $428,037 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2013:

Debt Derivative
Balance, December 31, 2012	$-
Total (gains) losses
Initial fair value of debt derivative at note issuance	165,644
Mark-to-market at June 30, 2013:	262,393
Balance, June 30, 2013	$428,037
Net Loss for the three month period included in earnings relating to the liabilities held at June 30, 2013	$(262,393)

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price increased approximately 244% from note inception to June 30, 2013. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would generally result in a lower fair value measurement.

NOTE 11 – MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

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

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our consolidated financial condition and results of operations for the six month period ended June 30, 2013 should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report.

Special Filing Note

We have not yet filed the following reports under the Securities Exchange Act of 1934:

Quarterly Report on Form 10-Q for the three month period ended September 30, 2013

Annual Report on Form 10-K for the 12-month period ended December 31, 2013

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

Three months ended June 30, 2013 compared with three months June 30, 2012.

For the three months ended June 30, 2013 we generated revenues of $8,800 as compared to $15,060 for the three months ended June 30, 2012, a decrease of $6,260, or 42%. Cost of goods sold for the three months ended June 30, 2013 was $1732 generating a gross margin of $7,068. Cost of goods sold for the three months ended June 30, 2012 was $3,321, generating a gross margin of $11,739. The decrease in our revenues is attributable principally to lack of available inventory to sell to customers.

Selling, general and administrative expenses were $68,866 for the three months ended June 30, 2013 as compared to $126,258 for the three months ended June 30, 2012, a decrease of $57,392 or 45%. This decrease was primarily the result of a reduction in consulting and other corporate expenses as we scaled back operations pending the receipt of additional capital. We incurred interest expense of $59,514 for the three months ended June 30, 2013. Interest expense incurred for the three months ended June 30, 2012 was $21,222. The increase of $38,292 in interest expense was due to the amortization of beneficial conversion features in 2013 and the financial restructuring that took place during the second quarter of 2013.

We reported a net loss and loss applicable to common stockholders for the three months ended June 30, 2013 of $383,850. Our net loss and loss applicable to the common stockholders for the three months ended June 30, 2012 was $135,886. The decrease in net loss was attributable principally to loss on the fair value of derivative liability due to the financial restructuring that took place during the second quarter of 2013.

Six months ended June 30, 2013 compared with six months June 30, 2012.

For the six months ended June 30, 2013 we generated revenues of $14,560 as compared to $32,275 for the six months ended June 30, 2012, a decrease of $17,715, or 55%. Cost of goods sold for the six months ended June 30, 2013 was $2,962, generating a gross margin of $11,598. Cost of goods sold for the six months ended June 30, 2012 was 12,408, generating a gross margin of $19,867. The decrease in our revenues is attributable principally to lack of available inventory to sell to customers.

Selling, general and administrative expenses were $77,202 for the six months ended June 30, 2013 as compared to $239,143 for the six months ended June 30, 2012, a decrease of $161,941 or 68%. This decrease was primarily due to a reduction in consulting and other corporate expenses as we scaled back operations pending the receipt of additional capital. We incurred interest expense of $109,147 for the six months ended June 30, 2013. Interest expense incurred for the six months ended June 30, 2012 was $90,171. The increase of $18,976 in interest expense was due to the amortization of beneficial conversion features in 2013 and the financial restructuring that took place during the second quarter of 2013.

We reported a net loss and loss applicable to common stockholders for the six months ended June 30, 2013 of $437,434. Our net loss and loss applicable to the common stockholders for the six months ended June 30, 2012 was $309,737. The increase in net loss was attributable principally to the loss on the fair value of derivative liability due to the restructuring of finances that took place during the second quarter of 2013.

Liquidity and Capital Resources

Since the merger in October 2011, we have funded our operations primarily through the issuance of debt securities, as follows:

•	Convertible notes in the amount of $202,100 issued in connection with the merger in October 2011. On April 23, 2013, we exercised our right to convert $187,100 of these notes into 1,385,926 shares of our Common Stock).

•	$70,000 of convertible notes issued to four investors in March 2012 (“March 2012 Notes”) due and payable on December 31, 2013. On June 3, 2013, the Company issued $70,000 of new convertible promissory notes (“June 2013 Notes) to these four investors in exchange for their March 2012 Notes, which required a mandatory note exchange if, in connection with a convertible debt financing of the Company after March 28, 2012 and before December 31, 2013, such financing provided for a price at which any new note may be converted into shares of the Company’ Common Stock of less than $0.05 per share. On May 15, 2013 the Company engaged in a convertible debt financing in which the conversion price one of the notes is $.02 per share and the other is variable based on a 50% discount to the volume weighted average closing market price of the Company’s stock. As a result of these financings, the conversion price of the June 2013 Notes was reset at $.01 per share. The March 2012 and June 2013 Notes are in all other respects identical. Interest that accrued on the March 2012 Note before the exchange may also be converted into shares of the Company’s Common Stock at $.01 per share. We did not receive any cash from this financing.

•	On May 19, 2013, the Company issued a $225,000 Secured Amended and Restated Convertible Debenture to a single lender (“A&R Note”) which amended and restated the Company’s senior secured promissory note issued to another lender on December 9, 2011 in the original principal amount of $100,000 (“2011 Note”). The 2011 Note had been in default since April 1, 2012. Pursuant to a Forbearance Agreement entered into with the new lender, accrued penalties and costs of $150,000 with respect to the 2011 Note were added to the principal of the A&R Note. The A&R Note bears interest at the rate of 20% per annum, is due on December 31, 2014 and is, subject to certain ownership limitations, convertible into shares of the Company’s common stock. The conversion price is equal to 50% of the volume weighted average closing market price for shares of the Company’s Common Stock for the 45 trading days preceding conversion. The secured lender has a first security interest in all of the Company’s assets. We did not receive any cash from this financing.

•	On May 19, 2013, the Company issued a Secured Amended and Restated Convertible Debenture in the amount of $150,000 to a single lender (“New Note”). The New Note bears interest at the rate of 20% per annum, is due on December 31, 2014 and is, subject to certain ownership limitations, convertible into shares of the Company’s common stock at the rate of $.02 per share. Commencing on May 15, 2014 and each month thereafter, the Company is required to pay to the lender principal in the amount of $10,000. The secured lender has a security interest in all of the Company’s assets. In addition, the loan is secured by a pledge of 31,500,000 shares of the Company’s Common Stock owned by the Company’s president. We received $150,000 in cash from this financing.

As of June 30, 2013, we had $36,498 of cash on hand, $8,733 in accounts receivable, $17,523 in inventory, and $610,931 in current liabilities. As of June 30, 2012, we had $-0- of cash on hand, $43,598 in accounts receivable, $25,533 in inventory, and $476,499 in current liabilities.

We will require additional cash to meet our operating needs for the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item is inapplicable.

Item 4T. Controls and Procedures

Fouad Kallamni, who was our principal executive and financial officer after the merger of OSO USA LLC into the Company on October 19, 2011 and for the remainder of the reporting period which ended on June 30, 2013, has concluded that the disclosure controls and procedures were neither effective prior to the merger or as of June 30, 2013. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of December 31, 2011, it had material weaknesses in its internal control procedures which continue to exist as of June 30, 2013.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We have concluded that our internal control over financial reporting was not effective as of December 31, 2012 and June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Inapplicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 23, 2013, we exercised our right to convert an unsecured convertible promissory note dated October 25, 2011 in the amount of $187,100 to shares of our Common Stock at the stated conversion price of $0.135 per share. The conversion resulted in our issuance of 1,385,926 restricted shares of our Common Stock to the holder in full cancellation of the note.

Item 3. Defaults Upon Senior Securities

We are in technical default of $70,000 of convertible notes issued to four investors in June 2013, although no default has been declared. These notes were due and payable on December 31, 2013.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On February 20, 2014, the Securities and Exchange Commission (“SEC”) issued an Order of Suspension of Trading of the Company’s securities for lack of “current and accurate information” under Section 13(a) of the Securities Exchange Act of 1934 (“Exchange Act”). The Company filed an Answer in response to the Order Instituting Administrative Proceedings and Notice of Hearing and, on March 20, 2014, counsel to the Company appeared at a pre-hearing before the Chief Administrative Law Judge of the SEC. The purpose of the Answer was to assert why the SEC should not revoke the registration of the Company’s securities under the Exchange Act. After a second pre-hearing on April 23, 2014, the Chief Administrative Law Judge ordered that the SEC file a motion for summary disposition of this matter by May 19, 2014, that the Company respond to such motion by May 27, 2014 and that the SEC reply to the Company’s response by June 2, 2014. Although the Company expects to be current in all of its filings under the Exchange Act by the earlier of such dates, it is possible that the SEC will continue to pursue its action to revoke the registration of the Company’s securities under the Exchange Act.

On May 27, 2013, the Company entered into consulting agreements with Core Equity Group, LLC and Richard Fisher to provide general management consulting, financial and treasury services and strategic planning and business plan execution and to provide services relating to bringing the Company current in its filings under the Securities Exchange Act of 1934. Total consulting fees under these two agreements is $75,000.

Item 6. Exhibits

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the document to which it is cross referenced is made.

Exhibit Number	Exhibit

3.1	Articles of Incorporation(1)
3.2	Amendments to Articles of Incorporation(1),(2),(4),(7)
3.3	Articles of Merger of Premier Beverage Group Corp. into DAM Holdings, Inc.(8)
3.4	By-Laws(1)
4.1	Description of Securities(1),(2),(3)
4.2	Certificate of Designation Series A Preferred Stock(4)
4.3	Certificate of Designation Series B Preferred Stock(6)
4.4	Class A Warrant Agreement(9)
4.5	Form of Class A Warrant Certificate(9)
4.6	Specimen Common Stock Certificate(2)
10.1	Form of 6% Convertible Promissory Notes(5)
10.2	Stock Purchase Agreement(10)
10.3	Assumption and Indemnification Agreement(10)
10.4	Form of Unsecured Promissory Note(10)
10.5	Form of Note Purchase Agreement(10)
10.6	Agreement and Plan of Merger of OSO USA LLC into OSO Beverages Corp.(11)
10.8	Indemnification Agreement(17)
10.9	Form of Senior Secured Promissory Note(12)
10.10	Form of Security Agreement(12)
10.11	Consulting Agreement with Fouad Kallamni(15)
10.12	Consulting Agreement with Core Equity Group LLC(15)
10.13	Consulting Agreement with Richard Fisher(15)
10.14	Form of unsecured Convertible Promissory Note issued in aggregate principal amount of $70,000(16)
10.15	Form of Securities Purchase Agreement with respect to Secured Amended and Restated Convertible Debenture in the principal amount of $150,000*
10.16	Form of Secured Amended and Restated Convertible Debenture in the principal amount of $150,000*
10.17	Form of Assignment Agreement with respect to Senior Secured Promissory Note in the original principal amount of $100,000*
10.18	Form of Forbearance Agreement with respect to Secured Amended and Restated Convertible Debenture in the principal amount of $225,000*
10.19	Form of Secured Amended and Restated Convertible Debenture in the principal amount of $225,000*
10.20	Form of Security Agreement with respect to Secured Amended and Restated Convertible Debentures in the aggregate principal amount of $375,000*
10.21	Form of Pledge Agreement with respect to Secured Amended and Restated Convertible Debentures in the aggregate principal amount of $375,000*
10.22	Consulting Agreement with Core Equity Group LLC*
10.23	Consulting Agreement with Richard Fisher*
10.24	Form of unsecured Convertible Promissory Notes issued in aggregate principal amount of $70,000 in exchange for Notes in equal principal amount*
14.1	Code of Ethics(14)
16.1	Letter from Former Auditor(13)
21.1	Subsidiaries of Registrant(17)
31.1	Certification by Fouad Kallamni, Principal Executive and Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Fouad Kallamni, Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

(1)	Incorporated by reference from the Registration Statement on Form 10-SB on August 19, 2003
(2)	Incorporated by reference from the Registration Statement on Form 10-SB Amendment No. 1 filed on June 4, 2004
(3)	Incorporated by reference from the Registration Statement on Form 10-SB Amendment No. 5 filed on July 20, 2005
(4)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 15, 2007
(5)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 14, 2008
(6)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on August 13, 2009
(7)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 18, 2009
(8)	Incorporated by reference from the Current Report on Form 8-K filed on December 1, 2011
(9)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ending December 31, 2007
(10)	Incorporated by reference from the Current Report on Form 8-K filed on October 27, 2011
(11)	Incorporated by reference from the Current Report on Form 8-K filed on October 24, 2011
(12)	Incorporated by reference from the Current Report on Form 8-K filed on December 15, 2011
(13)	Incorporated by reference from the Current Report on Form 8-K/A filed on December 23, 2011
(14)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ending December 31, 2005
(15)	Incorporated by reference from the Annual Report on Form 10-K for the year ending December 31, 2011
(16)	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ending March 31, 2012
(17)	Incorporated by reference from the Quarterly Report on Form 10-K for the year ending December 31, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Beverage Group Corp.

Date:	May 13, 2014	/s/ Fouad Kallamni
Fouad Kallamni, President
Principal Executive Officer and Principal Financial Officer

