Form 10-Q
period 2013-09-30
Premier Beverage Group Corp
filed 2014-05-15
CIK 1253557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,587,409 shares outstanding as of September 30, 2013.

PREMIER BEVERAGE GROUP CORP.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013
	(Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash	$34,432	$-
Accounts receivable, net	5,693	4,637
Inventory	15,840	20,485
Prepaid expenses	53,116	5,757
Deferred financing costs	26,807	-
Total current assets	135,888	30,879

Property and equipment, net	629	1,064

Total assets	$136,517	$31,943

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$412,630	$475,566
Notes payable - current portion	297,582	367,053
Total current liabilities	710,212	842,619

Long term liabilities:
Notes payable - long term, net	270,389	75,000
Derivative liability	448,467	-
Total long term liabilities	718,856	75,000

Total liabilities	1,429,068	917,619

Commitments and contingencies

Stockholders' deficit:
Preferred stock-$0.0001 par value, 1,000,000 shares authorized and designated as follows:	-	-
Series A Preferred stock-$5 stated value, 660,000 shares authorized, 60,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012	300,000	300,000
Series B Preferred stock-$500 stated value, 2,000 shares authorized, 30 shares issued and outstanding as of September 30, 2013 and December 31, 2012	15,000	15,000
Common stock-0.00015 par value, 99,000,000 shares authorized, 64,587,409 shares issued and outstanding as of September 30, 2013 and 61,201,483 shares issued and outstanding as of December 31, 2012	9,688	9,180
Additional paid in capital	295,879	108,987
Accumulated deficit	(1,913,118)	(1,318,843)
Total stockholders' deficit	(1,292,551)	(885,676)

Total liabilities and stockholders' deficit	$136,517	$31,943

See notes to consolidated financial statements

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Sales, net	$6,560	$11,388	$21,120	$43,663
Cost of goods sold	1,683	2,752	4,645	15,160
Gross profit	4,877	8,636	16,475	28,503

Operating expenses:
Selling, general and administrative	84,747	100,548	161,949	339,691
Depreciation	145	145	435	435
Total operating expenses	84,892	100,693	162,384	340,126

Net (loss) from operations	(80,015)	(92,057)	(145,909)	(311,623)

Other (expenses)
Interest, net	(56,396)	(29,948)	(165,543)	(120,119)
Loss on fair value of derivative liability	(20,430)	-	(282,823)	-
Total other (expenses)	(76,826)	(29,948)	(448,366)	(120,119)

Net (loss) before provision for income taxes	(156,841)	(122,005)	(594,275)	(431,742)

Provision for income taxes (benefit)	-	-	-	-

Net (loss)	$(156,841)	$(122,005)	$(594,275)	$(431,742)

Net (loss) per common share, basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares, basic	62,167,593	61,201,483	62,167,593	61,201,483

Weighted average number of common shares, diluted	62,167,593	63,183,096	64,167,593	63,183,096

See notes to consolidated financial statements

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(594,275)	$(431,742)
Adjustments to net loss to net cash provided by (used in) operating activities:
Depreciation expense	435	435
Amortization of discount on debt	41,319	20,605
Beneficial conversion feature in connection with convertible note payable	20,804	38,333
Loss on fair value of derivative liability	282,823	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,056)	8,929
Decrease (increase) in inventory	4,645	(2,209)
(Increase) decrease in prepaid and other current assets	(47,359)	19,522
Increase in accounts payable and accrued expenses	116,796	234,634
Net cash (used in) operating activities	(175,868)	(111,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	210,000	114,631
Repayments of notes payable	-	(25,000)
Proceeds from issuance of common stock	300	-
Net cash provided by financing activities	210,300	89,631

Net (decrease) increase in cash	34,432	(21,862)

Cash, beginning of the period	-	21,862

Cash, end of the period	$34,432	$-

Supplemental Disclosures of Cash Flow Information:
Non-cash conversion of notes payable	$337,100	$-
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

See notes to consolidated financial statements

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2013

(Unaudited)

NOTE 1 – UNAUDITED FINANCIAL INFORMATION

The unaudited financial information included for the nine month interim periods ended September 30, 2013 and 2012 were taken from the books and records and are unaudited. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are in the opinion of management, necessary to reflect properly the results of operations for the interim periods presented. The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2013.

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

NOTE 3 – ADDITIONAL SIGNIFICANT ACCOUNTING POLICIES

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2013 and December 31, 2012, the Company did not have any derivative instruments that were designated as hedges.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net loss of $594,275 for the nine months ended September 30, 2013, and as of September 30, 2013 the Company has an accumulated deficit of $1,913,118 and a net working capital deficit (total current liabilities exceeded total current assets) of $574,324. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 – INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method (“FIFO”). Inventory is stated at cost and reserves are recorded to state the inventory at net realizable value. Inventory at September 30, 2013 was $15,840 as compared to $20,485 as of December 31, 2012.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013
	(Unaudited)	December 31, 2012
Office furniture and equipment	$1,741	$1,741
Less: accumulated deprecation	$(1,112)	$(677)
	$629	$1,064

Depreciation expense was $435 and $435 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued Expenses

The Company had outstanding accounts payable and accrued expenses of $412,630 and $475,566 as of September 30, 2013 and December 31, 2012, respectively. Included in accrued expenses are consulting agreements with three individuals, including Fouad Kallamni, the Company’s President. Each of these agreements expired on September 30, 2012 and, with minor variations, provided for monthly compensation of $10,000, of which $5,000 was deferred. The aggregate amount of deferred compensation under these consulting agreements as of September 30, 2013 is $286,500.

NOTE 8 – NOTES PAYABLE

At September 30, 2013 and December 31, 2012 the Company has the following notes payable:

	September 30, 2013 (Unaudited)	December 31, 2012	Interest Rate	Maturity Date
Notes Payable - Current Portion
Secured Promissory Note	$48,500	$48,500	0%	5/2/2012
Secured Convertible 10% Promissory Note	7,442	7,067	10%	5/12/2009
Secured Promissory Notes	90,000	-	0%	8/15/2014
Unsecured Convertible 6% Promissory Notes	65,205	62,955	6%	8/8/2010 - 9/8/2010
Unsecured Convertible Promissory Note	15,000	202,100	0%	4/24/2013
Unsecured Convertible 8% Promissory Notes, net of amortized debt discount of $7,011 at September 30, 2013 and $27,815 at December 31, 2012	71,435	46,431	8%	12/31/2013
Total Notes Payable - Current Portion	$297,582	$367,053

Notes Payable - Long Term
Senior Secured Convertible Promissory Notes, net of amortized debt discount of $127,518 and $0 at September 30, 2013 and December 31, 2012, respectively	270,389	-	20%	12/31/2014
Total Notes Payable - Long Term	$270,389	$-

Total Notes Payable	$567,971	$367,053

On March 28, 2012, the Company issued $70,000 of its convertible promissory notes (“March 2012 Notes) to four investors. The March 2012 Notes bear interest at the rate of 8% per annum, are due on December 31, 2013 and are convertible into shares of the Company’s common stock at the rate of $.05 per share. The March 2012 Notes will be automatically cancelled and new convertible promissory notes issued if, in connection with a convertible debt financing of the Company after March 28, 2012 and before December 31, 2013, such subsequent debt financing provides for a conversion price of less than $0.05 per share of Common Stock. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $49,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period as interest expense. The Company recognized a total of $20,804 of the debt discount as interest in the nine month period, with a remaining unamortized debt discount of $7,011.

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

The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 363.56%, (3) weighted average risk-free interest rate of 0.23%, (4) expected life of 1.63 years, and (5) estimated fair value of the Company’s common stock of $0.0027 per share. The initial fair value of the embedded debt derivative of $145,803 was allocated as a debt discount. For the three and nine months ended September 30, 2013, the Company amortized $22,582 and $33,898, respectively, of debt discount as interest expense.

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

The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 363.56%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of 1.62 years, and (5) estimated fair value of the Company’s common stock of $0.0027 per share. The initial fair value of the embedded debt derivative of $19,841 was allocated as a debt discount. For the three and nine months ended September 30, 2013, the Company amortized $3,088 and $4,498, respectively, of debt discount as interest expense.

On August 23, 2013, the Company’s wholly-owned subsidiary, OSO Beverages Corp., (“OSO”) issued $90,000 in principal amount of its secured convertible promissory notes (“OSO Notes) to two lenders. In exchange for the OSO Notes, the Company received $60,000 in cash to be used to purchase inventory. The repayment of the OSO Notes is secured by the inventory to be purchased and all of the proceeds from the sale thereof. Beginning on November 15, 2013 and each month thereafter, principal in the amount of $4,500 is payable to each lender, with all unpaid principal due and payable on August 15, 2014. The OSO Notes are convertible into shares of the Company’s common stock at a conversion rate of $0.01 per share. The funded amount under the OSO Notes was $60,000, resulting in an original issuance discount of $30,000.  In accordance with the original issuance discount of the secured note, amortization expense of $3,193 has been charged in for the three and nine months ended September 30, 2013, with a remaining unamortized original issue discount of $26,807.

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

The fair value of the derivatives at September 30, 2013 was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 371.55%, (3) weighted average risk-free interest rate of 0.01%, (4) expected life of 1.25 years, and (5) estimated fair value of the Company’s common stock of $0.0075 per share. The Company recorded a loss on change in derivative liabilities of $20,430 and $282,823 during the three and nine months ended September 30, 2013, respectively.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible debentures. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

At September 30, 2013, the aggregate derivative liabilities was valued at $448,467. The Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

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

As of September 30, 2013 and December 31, 2012, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of September 30, 2013, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of September 30, 2013, in the amount of $448,467 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2013:

Debt Derivative
Balance, December 31, 2012	$-
Total (gains) losses
Initial fair value of debt derivative at note issuance	165,644
Mark-to-market at September 30, 2013:	282,823
Balance, September 30, 2013	$448,467
Net Loss for the three month period included in earnings relating to the liabilities held at September 30, 2013	$(20,430)

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price increased approximately 8% from note inception to September 30, 2013. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would generally result in a lower fair value measurement.

NOTE 11 – MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

None.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our consolidated financial condition and results of operations for the six month period ended September 30, 2013 should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report.

Special Filing Note

We have not yet filed the following report under the Securities Exchange Act of 1934:

Annual Report on Form 10-K for the 12-month period ended December 31, 2013

We expect to file this report no later than May 27, 2014. Forward looking statements in this Quarterly Report and in the Form 10-K for the calendar year ended December 31, 2012 have been made as though these reports had been timely filed with the Commission. In this regard, particular care should be taken with respect to forward looking statements made herein which should be evaluated in light of “subsequent events” disclosure in the footnotes to the financial statements accompanying this report as well as disclosure in the reports that the Company will be filing for subsequent annual and quarterly periods described above. See “CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS.”

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

Three months ended September 30, 2013 compared with three months September 30, 2012.

For the three months ended September 30, 2013 we generated revenues of $6,560 as compared to $11,388 for the three months ended September 30, 2012, a decrease of $4,828, or 42%. Cost of goods sold for the three months ended September 30, 2013 was $1,683 generating a gross margin of $4,877. Cost of goods sold for the three months ended September 30, 2012 was $2,752, generating a gross margin of $8,636. The decrease in our revenues is attributable principally to lack of available inventory to sell to customers.

Selling, general and administrative expenses were $84,747 for the three months ended September 30, 2013 as compared to $100,548 for the three months ended September 30, 2012, a decrease of $15,801 or 16%. This decrease was primarily the result of a reduction in consulting and other corporate expenses as we scaled back operations pending the receipt of additional capital. We incurred interest expense of $56,396 for the three months ended September 30, 2013. Interest expense incurred for the three months ended September 30, 2012 was $29,948. The increase of $26,448 in interest expense was due to the amortization of beneficial conversion features in 2013, amortization of original issue discounts, and the financial restructuring that took place during the second quarter of 2013.

We reported a net loss and loss applicable to common stockholders for the three months ended September 30, 2013 of $156,841. Our net loss and loss applicable to the common stockholders for the three months ended September 30, 2012 was $122,005. The increase in net loss was attributable principally to loss on the fair value of derivative liability due to the financial restructuring that took place during the second quarter of 2013.

Nine months ended September 30, 2013 compared with nine months September 30, 2012.

For the nine months ended September 30, 2013 we generated revenues of $21,120 as compared to $43,663 for the nine months ended September 30, 2012, a decrease of $22,543, or 52%. Cost of goods sold for the nine months ended September 30, 2013 was $4,645, generating a gross margin of $16,475. Cost of goods sold for the nine months ended September 30, 2012 was $15,160, generating a gross margin of $28,503. The decrease in our revenues is attributable principally to lack of available inventory to sell to customers.

Selling, general and administrative expenses were $161,949 for the nine months ended September 30, 2013 as compared to $339,691 for the nine months ended September 30, 2012, a decrease of $177,742 or 52%. This decrease was primarily due to a reduction in consulting and other corporate expenses as we scaled back operations pending the receipt of additional capital. We incurred interest expense of $165,543 for the nine months ended September 30, 2013. Interest expense incurred for the nine months ended September 30, 2012 was $120,119. The increase of $45,424 in interest expense was due to the amortization of beneficial conversion features in 2013, the amortization of original issue discounts, and the financial restructuring that took place during the second quarter of 2013.

We reported a net loss and loss applicable to common stockholders for the nine months ended September 30, 2013 of $594,275. Our net loss and loss applicable to the common stockholders for the nine months ended September 30, 2012 was $431,742. The increase in net loss was attributable principally to the loss on the fair value of derivative liability due to the restructuring of finances that took place during the second quarter of 2013.

Liquidity and Capital Resources

Since the merger in October 2011, we have funded our operations primarily through the issuance of debt securities, as follows:

•	Convertible notes in the amount of $202,100 issued in connection with the merger in October 2011. On April 23, 2013, we exercised our right to convert $187,100 of these notes into 1,385,926 shares of our Common Stock).

•	$70,000 of convertible notes issued to four investors in March 2012 (“March 2012 Notes”) due and payable on December 31, 2013. On June 3, 2013, the Company issued $70,000 of new convertible promissory notes (“June 2013 Notes) to these four investors in exchange for their March 2012 Notes, which required a mandatory note exchange if, in connection with a convertible debt financing of the Company after March 28, 2012 and before December 31, 2013, such financing provided for a price at which any new note may be converted into shares of the Company’ Common Stock of less than $0.05 per share. On May 15, 2013 the Company engaged in a convertible debt financing in which the conversion price one of the notes is $.02 per share and the other is variable based on a 50% discount to the volume weighted average closing market price of the Company’s stock. As a result of these financings, the conversion price of the June 2013 Notes was reset at $.01 per share. The March 2012 and June 2013 Notes are in all other respects identical. Interest that accrued on the March 2012 Note before the exchange may also be converted into shares of the Company’s Common Stock at $.01 per share. We did not receive any cash from this financing.

•	On May 19, 2013, the Company issued a $225,000 Secured Amended and Restated Convertible Debenture to a single lender (“A&R Note”) which amended and restated the Company’s senior secured promissory note issued to another lender on December 9, 2011 in the original principal amount of $100,000 (“2011 Note”). The 2011 Note had been in default since April 1, 2012. Pursuant to a Forbearance Agreement entered into with the new lender, accrued penalties and costs of $150,000 with respect to the 2011 Note were added to the principal of the A&R Note. The A&R Note bears interest at the rate of 20% per annum, is due on December 31, 2014 and is, subject to certain ownership limitations, convertible into shares of the Company’s common stock. The conversion price is equal to 50% of the volume weighted average closing market price for shares of the Company’s Common Stock for the 45 trading days preceding conversion. The secured lender has a first security interest in all of the Company’s assets. We did not receive any cash from this financing.

•	On May 19, 2013, the Company issued a Secured Amended and Restated Convertible Debenture in the amount of $150,000 to a single lender (“New Note”). The New Note bears interest at the rate of 20% per annum, is due on December 31, 2014 and is, subject to certain ownership limitations, convertible into shares of the Company’s common stock at the rate of $.02 per share. Commencing on May 15, 2014 and each month thereafter, the Company is required to pay to the lender principal in the amount of $10,000. The secured lender has a security interest in all of the Company’s assets. In addition, the loan is secured by a pledge of 31,500,000 shares of the Company’s Common Stock owned by the Company’s president. We received $150,000 in cash from this financing.

•	On August 23, 2013, the Company’s wholly-owned subsidiary, OSO Beverages Corp., (“OSO”) issued $90,000 in principal amount of its secured convertible promissory notes (“OSO Notes) to two lenders. In exchange for the OSO Notes, the Company received $60,000 in cash to be used to purchase inventory. The repayment of the OSO Notes is secured by the inventory to be purchased and all of the proceeds from the sale thereof. Beginning on November 15, 2013 and each month thereafter, principal in the amount of $4,500 is payable to each lender, with all unpaid principal due and payable on August 15, 2014.

As of September 30, 2013, we had $34,432 of cash on hand, $5,693 in accounts receivable, $15,840 in inventory, and $710,212 in current liabilities. As of September 30, 2012, we had $-0- of cash on hand, $23,495 in accounts receivable, $22,780 in inventory, and $570,867 in current liabilities.

We will require additional cash to meet our operating needs for the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item is inapplicable.

Item 4T. Controls and Procedures

Fouad Kallamni, who was our principal executive and financial officer after the merger of OSO USA LLC into the Company on October 19, 2011 and for the remainder of the reporting period which ended on June 30, 2013, has concluded that the disclosure controls and procedures were neither effective prior to the merger or as of September 30, 2013. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of December 31, 2011, it had material weaknesses in its internal control procedures which continue to exist as of September 30, 2013.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We have concluded that our internal control over financial reporting was not effective as of December 31, 2012 and September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Inapplicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 11, 2013, the Company issued 1,000,000 restricted shares of its common stock for nominal consideration in conjunction with the receipt from two lenders of production financing in the amount of $60,000 provided to the Company’s wholly-owned subsidiary, OSO Beverages Corp.

On September 26, 2013, we issued 1,000,000 restricted shares of our common stock to a former noteholder in consideration of its execution of an Assignment Agreement dated May 19, 2013 with respect to the assignment of a promissory note issued by us to the noteholder in the original principal amount of $100,000 and for the execution by the noteholder of a release of claims against us.

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

Exhibit Number	Exhibit

3.1	Articles of Incorporation(1)
3.2	Amendments to Articles of Incorporation(1),(2),(4),(7)
3.3	Articles of Merger of Premier Beverage Group Corp. into DAM Holdings, Inc.(8)
3.4	By-Laws(1)
4.1	Description of Securities(1),(2),(3)
4.2	Certificate of Designation Series A Preferred Stock(4)
4.3	Certificate of Designation Series B Preferred Stock(6)
4.4	Class A Warrant Agreement(9)
4.5	Form of Class A Warrant Certificate(9)
4.6	Specimen Common Stock Certificate(2)
10.1	Form of 6% Convertible Promissory Notes(5)
10.2	Stock Purchase Agreement(10)
10.3	Assumption and Indemnification Agreement(10)
10.4	Form of Unsecured Promissory Note(10)
10.5	Form of Note Purchase Agreement(10)
10.6	Agreement and Plan of Merger of OSO USA LLC into OSO Beverages Corp.(11)
10.8	Indemnification Agreement(15)
10.9	Form of Senior Secured Promissory Note(12)
10.10	Form of Security Agreement(12)
10.11	Consulting Agreement with Fouad Kallamni(15)
10.12	Consulting Agreement with Core Equity Group LLC(15)
10.13	Consulting Agreement with Richard Fisher(15)
10.14	Form of unsecured Convertible Promissory Note issued in aggregate principal amount of $70,000(16)
10.15	Form of Securities Purchase Agreement with respect to Secured Amended and Restated Convertible Debenture in the principal amount of $150,000(17)
10.16	Form of Secured Amended and Restated Convertible Debenture in the principal amount of $150,000(17)
10.17	Form of Assignment Agreement with respect to Senior Secured Promissory Note in the original principal amount of $100,000(17)
10.18	Form of Forbearance Agreement with respect to Secured Amended and Restated Convertible Debenture in the principal amount of $225,000(17)
10.19	Form of Secured Amended and Restated Convertible Debenture in the principal amount of $225,000(17)
10.20	Form of Security Agreement with respect to Secured Amended and Restated Convertible Debentures in the aggregate principal amount of $375,000(17)
10.21	Form of Pledge Agreement with respect to Secured Amended and Restated Convertible Debentures in the aggregate principal amount of $375,000(17)
10.22	Consulting Agreement with Core Equity Group LLC(17)
10.23	Consulting Agreement with Richard Fisher(17)
10.24	Form of unsecured Convertible Promissory Notes issued in aggregate principal amount of $70,000 in exchange for Notes in equal principal amount(17)
10.25	Form of Secured Promissory Notes issued by OSO Beverages Corp. in the aggregate principal amount of $90,000*
10.26	Form of Security Agreement with respect to Secured Promissory Notes in the principal amount of $90,000*
10.27	Form of Guaranty of Fouad Kallamni of Secured Promissory Notes in the principal amount of $90,000*
14.1	Code of Ethics(14)
16.1	Letter from Former Auditor(13)
21.1	Subsidiaries of Registrant(15)
31.1	Certification by Fouad Kallamni, Principal Executive and Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Fouad Kallamni, Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

(1)	Incorporated by reference from the Registration Statement on Form 10-SB on August 19, 2003
(2)	Incorporated by reference from the Registration Statement on Form 10-SB Amendment No. 1 filed on June 4, 2004
(3)	Incorporated by reference from the Registration Statement on Form 10-SB Amendment No. 5 filed on July 20, 2005
(4)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 15, 2007
(5)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 14, 2008
(6)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on August 13, 2009
(7)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 18, 2009
(8)	Incorporated by reference from the Current Report on Form 8-K filed on December 1, 2011
(9)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ending December 31, 2007
(10)	Incorporated by reference from the Current Report on Form 8-K filed on October 27, 2011
(11)	Incorporated by reference from the Current Report on Form 8-K filed on October 24, 2011
(12)	Incorporated by reference from the Current Report on Form 8-K filed on December 15, 2011
(13)	Incorporated by reference from the Current Report on Form 8-K/A filed on December 23, 2011
(14)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ending December 31, 2005
(15)	Incorporated by reference from the Annual Report on Form 10-K for the year ending December 31, 2011
(16)	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ending March 31, 2012
(17)	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ending June 30, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Premier Beverage Group Corp.

Date:	May 14, 2014	/s/ Fouad Kallamni
Fouad Kallamni, President
Principal Executive Officer and Principal Financial Officer

