Form 10-Q/A
period 2013-09-30
Premier Beverage Group Corp
filed 2014-05-19
CIK 1253557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Premier Beverage Group Corp. for the quarter ended September 30, 2013, as filed with the Securities and Exchange Commission on May 15, 2014, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Item 15. Exhibits and Financial Statement Schedules.

3) Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference. Where an exhibit is incorporated by reference, the document to which it is cross referenced is made.

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

101

The following financial statements from the Quarterly Report on Form 10-Q for the quarterly period ended

September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language):

(i) the Consolidated Balance Sheets; (ii) the Consolidated Statement of Operations; (iii) Consolidated

Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text. (a)

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
*Filed as an exhibit to the original Form 10-Q for the quarterly period ended September 30, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER BEVERAGE GROUP CORP.

By:	/s/ Fouad Kallamni
Fouad Kallamni
President and Sole Director
May 19, 2014