Form 10-K
period 2013-12-31
Premier Beverage Group Corp
filed 2014-05-28
CIK 1253557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

As of February 20, 2014, the aggregate market value of such common stock held by non-affiliates was approximately $140,437 using the closing price on that day of $.005 per share.

As of May 11, 2014, there were 64,587,409 shares of the Company’s common stock issued and outstanding.

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

PREMIER BEVERAGE GROUP CORP.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

We currently have insufficient working capital to carry on normal day-to-day operations. Although we continue to serve customers on a limited basis from existing inventory, we are unable to purchase additional inventory or actively market our products to new accounts. We have no payroll, and consulting fee obligations are being accrued. Our principal focus since the end of the first quarter of 2012 has been finding additional capital, while maintaining a baseline level of our beverage operations. There can be no assurance that such capital will be available as necessary to meet our working capital requirements or, if the capital is available, that it will be on reasonable terms acceptable us. The issuances of additional equity securities by the Company will result in dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

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

Our company is a Nevada corporation originally formed on July 22, 1999. We changed our name to Premier Beverage Group Corp. in November 2011. Our mailing address is located at 501 Madison Avenue, Suite 501, New York, New York 10022. Our telephone number is (646) 820-0630.

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

In 2011, we undertook an initiative to repackage and reformulate our OSO product line. We received our first shipment of the new aluminum can version of our products in December 2013.  The key objectives of this initiative were to:

•	Provide a premium, sophisticated, world-class look across all of our OSO products

•	Design and introduce an iconic glass bottle packaging

•	Reformulate our products to be 100% all natural, and be the world’s best tasting energy beverage

With the new product now at market, our planned logo and packaging is consistent with our premium identity.  We chose ‘Gold’ as a primary color for our palate for its precious stature, and used Gold and White Gold to describe our Original and Light flavors.  In our efforts, we engaged a world renowned packaging team to rebrand OSO.  We designed a bottle that provided a premium identity, but also stayed within the reach of mainstream consumers. Similar to the Coca-Cola bottle, we believe our iconic form will be globally accepted across geographies and genres.

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

We have generated only limited revenues from product sales and have incurred net losses of $555,430, and $482,690 for the fiscal years ended December 31, 2013 and December 31, 2012, respectively. At December 31, 2013, we and our subsidiaries had an accumulated deficit of $1,874,273 on a consolidated basis. Since inception, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund operations. We expect to incur additional operating losses, as well as negative cash flows from operations, for the foreseeable future as we continue to expand our marketing efforts, continue to seek new relationships with distributors and continue our research and development of additional products. As a result there can be no assurance that we will ever achieve or sustain profitability.

We will need additional capital in order to satisfy our business objectives.

We currently have insufficient working capital to carry on normal day-to-day operations. Although we continue to serve customers on a limited basis from existing inventory, we are unable to purchase additional inventory or actively market our products to new accounts. We have no payroll, and current consulting fee obligations are being accrued. There can be no assurance that additional capital will be available as necessary to meet our working capital requirements or, if the capital is available, that it will be on reasonable terms acceptable us. The issuances of additional equity securities by the Company will result in dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. The following risk factors should be read with the foregoing statements in mind.

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

Our OSO subsidiary is only recently formed. In October 2011, OSO Beverages Corp. acquired OSO USA LLC, an entity that was formed in 2009 and that conducted limited business activities during 2009, 2010, 2011, 2012 and 2013. Accordingly, we have a limited operating history upon which investors may evaluate our prospects for success. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly developing markets such as the functional beverage industry. Such risks include, among others, the following:

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

We may become party to litigation claims and legal proceedings. Litigation involves significant risks, uncertainties and costs, including distraction of management attention away from our current business operations. The cost of litigation, even if without merit, and the resulting distraction to management, could have a material adverse effect on our business, prospects, financial condition and results of operations. In July of 2012, we received a notice that a default judgment had been entered against us in the amount of $66,051. See Item 3, Litigation. We are indemnified against any payments we may be required to make pursuant to this judgment, but there can be no assurance that the indemnifying party will have the resources to pay, or otherwise cooperate with us with respect to the payment of, such obligation.

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

Risks Related to our Common Stock

The trading of shares of our common stock has been suspended for failure to timely reports with the Securities and Exchange Commission, and it is possible that this could result in a revocation of the registration of our securities unless and until we file a registration statement with the Commission.

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

When our common stock was trading, the share price was volatile, and the public market for our common stock was limited.  Those circumstances are likely to continue if trading in our common stock resumes. If you invest in our common stock, the value of your investment could decline, and there may be a limited or no market in which to sell shares of our common stock which you have purchased.

The trading price of our common stock historically has been subject to fluctuations. We have not been current in our filings with the Securities and Exchange Commission, potential investors are warned by OTC Markets that we may not be providing current information upon which an investment decision can be made. Generally, stock prices may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, changes in recommendations by security analysts, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors.  Aside from these factors, significant volatility in the market price of our common stock may arise due to factors such as:

•	Disruptions caused by trading suspensions and possible revocation of registration of our securities under the Securities Exchange Act of 1934;

•	development of our business and continued negative cash flow;

•	relatively low price per share;

•	relatively low public float;

•	variations in quarterly operating results;

•	general trends in the functional beverage industry;

•	the number of holders of our common stock; and

•	the interest of securities dealers in maintaining a market for our common stock.

As long as there is only a limited public market for our common stock, the sale of a significant number of shares of our common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered and could cause a severe decline in the price of our common stock.

We have 64,587,409 shares of common stock outstanding as of March 31, 2014. Of these shares, approximately 52,000,000 are restricted shares under Rule 144 of the Securities Act of 1933.

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

We rent space for our inventory as required through short term arrangements with third parties. Our mailing address is 501 Madison Avenue, Suite 501, New York, NY 10022, pending relocation upon receipt of additional financing. We have no fixed rental obligation.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently traded on the OTCQB under the symbol “PBGC”.

The following table shows, for each quarter of fiscal 2013 and 2012, the high and low closing sales prices as reported by OTC Markets.

	High	Low
2013:
Fourth quarter	$.0115	.0044
Third quarter	$.0179	.0031
Second quarter	$.01	.0024
First quarter	$.01	.0012
2012:
Fourth quarter	$.011	.0022
Third quarter	$.0175	.01
Second quarter	$.08	.013
First quarter	$.31	.05

As of February 20, 2014, there were 64,587,409 shares of common stock issued and outstanding, held by approximately 200 holders of record, although there are a larger number of beneficial owners. The closing price on February 20, 2014, was $0.005 per share.

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

Overview

We currently have insufficient working capital to carry on normal day-to-day operations. Although we continue to serve customers on a limited basis from existing inventory, we are unable to purchase additional inventory or actively market our products to new accounts. We have no payroll, and the majority of consulting fee obligations incurred in 2011 and 2012 have been accrued. Our principal focus throughout 2013 has been finding additional capital. There can be no assurance that such capital will be available as necessary to meet our working capital requirements or, if the capital is available, that it will be on reasonable terms acceptable us. The issuances of additional equity and convertible debt securities by the Company will result in dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

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

We measure our results primarily through case sales of our products. However, historically, a lack of available capital has significantly limited our sales efforts, the effect of which can be seen in our results of operations. In October 2011 we entered into a merger transaction intended to provide us with an attractive capital structure to secure financing for production of our products, among other things. However, a participant in the merger transaction that had committed to provide financing to us in the amount of approximately $200,000 defaulted, and as a direct result of this default we were able to engage in only a limited range of operation s during the fourth quarter of 2011 and were required to seek additional capital throughout 2012 and 2013.

We operate our business through our wholly owned subsidiary, OSO Beverages Corp. We distribute our OSO products through our wholly owned subsidiary, Fury Distribution Holdings LLC.

Results of Operations

Years Ended December 31, 2013 and 2012

Revenue

For the year ended December 31, 2013, revenue was $29,034, a decrease of $24,651, or 46%, from $53,685 in revenue for the year ended December 31, 2012. Our revenues were affected negatively by a lack of available for sale inventory due to financing constraints. Our ability to generate new customers and sales volumes has been hindered by our lack of a full product suite, including both original and lite flavors.

Gross Profit

For the year ended December 31, 2013, gross profit was $13,128, a decrease of $23,102, or 64%, from $36,230 in gross profit for the year ended December 31, 2012. On a percentage of net sales basis, gross profit was 45% in 2013 versus 67.5% in 2012.  The decrease in gross profit was a direct result of the decrease in sales due to the lack of available stock as described herein.  Our production costs remained relatively constant in 2013; however, we provided higher allowances to our customers to maintain relationships while we were low on product, which negatively affected margins in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2013 were $223,287, a decrease of $134,598, or 37.6%, from $357,885 for the year ended December 31, 2012. Selling, general and administrative expenses decreased primarily as a result of reduction in consulting and other corporate expenses as we scaled back operations pending the receipt of additional capital.

Interest Expense

Interest expense was $227,135 for the year ended December 31, 2013, an increase of $66,680 from $160,455 for the year ended December 31, 2012.  We finance our products through the issuance of notes to certain third party lenders. The notes typically have a funded amount and a face amount, and do not normally bear interest.  We recognize interest as the difference between the face amount and the funded amount, amortized over the life of the note.  In addition, we have incurred and amortized as interest the value of beneficial conversion features and make fair value adjustments associated with certain of our convertible notes.

Net Loss

Net loss for the year ended December 31, 2013 was $555,430, an increase of $72,740 from a loss of $482,690 for the year ended December 31, 2012.  The increase was primarily a result of higher interest expense due to the amortization of beneficial conversion features and debt discounts in 2013 and the loss on the fair value of derivative liability due to the transactions that took place during the second quarter 2013.

Liquidity and Capital Resources

As of December 31, 2013, we had a working capital deficit of $656,026.  Included in the deficit were accounts payable of $102,711, accrued expenses of $338,983, and the current portion of notes payable in the amount of $288,868. The majority of our working capital deficit is related to outstanding convertible debt and accrued penalties and consulting expenses, which we expect to satisfy through negotiated repayments and retirements in due course.  We receive cash through the sale of our products through our wholly owned distributor, Fury Distribution Holdings LLC.  To date, we have financed our operations, primarily the production of inventory, through the issuance of debt to private investors.

As of December 31, 2013 and 2012, we had cash and cash-equivalents of $12,564 and $-0-, respectively. Cash used in operations during the years ended 2013 was $179,736, compared to cash used by operations of $81,862 in 2012.

Net cash provided by financing activities for the year ended December 31, 2013 was $192,300, which reflected our issuance of convertible notes and notes payable to lenders to finance our working capital.  For the year ended December 31, 2012, our net cash provided by financing activities was $60,000, which reflected notes payable to lenders to finance inventory and working capital. We expect to continue to finance our inventory production through the issuance of convertible notes and notes payable, and potentially through the issuance of equity securities should financing be available to us on agreeable terms.

Throughout 2013, we sought to raise capital to operate our business.

On June 3, 2013, we issued $70,000 of its convertible promissory notes (“June 2013 Notes) to four investors. The June 2013 Notes were issued in exchange for $70,000 of convertible promissory notes previously issued to these same investors on March 28, 2012 (“March 2012 Notes”) pursuant to a provision in the March 2012 Notes requiring a mandatory note exchange if, in connection with a convertible debt financing of the Company after March 28, 2012 and before December 31, 2013, such financing provided for a price at which the new note may be converted into shares of the Company’s Common Stock of less than $0.05 per share. On May 15, 2013, we engaged in a convertible debt financing in which the conversion price one of the notes is $.02 per share and the other is variable based on a 50% discount to the volume weighted average closing market price of the our common stock.  As a result of these financings, the conversion price of the June 2013 Notes was reset at $.01 per share. The March 2012 and June 2013 Notes are in all other respects identical.

The June 2013 Notes matured December 31, 2013 and are in technical default; however, no default has been declared.

On December 9, 2011, we issued a senior secured promissory note in the amount of $100,000 (“2011 Note”) to a third party lender (“Original Lender”). The note was secured by a security agreement with the Original Lender pursuant to which the Company granted a first lien on all of its assets. The 2011 Note was due on March 31, 2012. In April 2012, the Company repaid $25,000 of the principal balance, leaving a remaining in default balance of $75,000.

On May 19, 2013, 112359 Factor Fund LLC (“59FF”) entered into an exchange agreement with the Original Lender whereby 59FF acquired 100% of the rights of the 2011 Note. On the same day, the Company entered into a forbearance agreement with 59FF for the outstanding principal balance of $75,000, accrued penalties and interest of $136,288 and associated costs of $13,712, in aggregate of $225,000, whereby 59FF agreed to forbear from further rights under the Original Secured Note in exchange for the Company to issue a new Secured Amended and Restated Convertible Debenture in the amount of $225,000 due December 31, 2014.

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

We have in place a Note Purchase Agreement with Prestwick Circle Service Corp. (“Prestwick”) which provides for maximum non-interest bearing advances to us of  $387,100, of which $202,100 has been advanced and $187,100 is evidenced by an unsecured convertible promissory note in that amount. Prestwick had defaulted on its obligation to purchase, and we issued a demand letter with respect to the remaining balance. On April 23, 2013, we exercised our right to convert the outstanding principal balance of the Prestwick note in the amount of $187,100 to shares of our Common Stock. The conversion resulted in our issuance of 1,385,926 restricted shares of our Common Stock to Prestwick in full cancellation of the Prestwick note.

We need additional capital to continue our operations. We have a financing commitment in place provided we become current in our filings under the Securities Exchange of 1934, and we are endeavoring to do so. There can be no assurance, however, that additional financing will be available in the amount we require or on terms acceptable to us. If financing is not available when required or is not available on acceptable terms, we may be unable to continue to grow our business. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition.

Our inability to raise equity capital to support our 2013 operating plans and production of our products, along with our current working capital deficiency, continues to raise substantial doubt about our ability to continue as a going concern. Our audited financial statements for the years ended December 31, 2013 and 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that could result should we be unable to continue as a going concern.

Contractual Obligations

We entered into consulting agreements with certain key members of our business effective October 1, 2011.  Under these consulting agreements, we are contractually obligated to pay certain consultants a monthly retainer for their services. We were unable to fulfill our obligations to these consultants after September 30, 2012, and as a consequence, we owe these consultants $286,500 in the aggregate which is reflected in accrued expenses.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Fouad Kallamni, who was our principal executive and financial officer after the merger of OSO USA LLC into the Company on October 19, 2011 (see Item 1, Business) and for the remainder of the reporting period which ended on December 31, 2013, has concluded that the disclosure controls and procedures were neither effective prior to the merger or as of December 31, 2013. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or person or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of December 31, 2013, it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We have concluded that our internal control over financial reporting was not effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our Board of Directors as of March 31, 2014 is as follows:

Director	Age	Director Since
Fouad Kallamni	36	October 2011

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

Executive Officers

Our sole executive officer as of March 31, 2014 was as follows:

Name	Age	Position	Officer Since
Fouad Kallamni	36	President	October 2011

Please refer to Mr. Kallamni’s biography in the preceding section “Directors.”

Code of Ethics

Our Code of Ethics may be found on the Company’s website, www.premierbeveragegroup.com.

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

To the Company’s knowledge based solely on a review of the copies of such reports furnished to the Company, no person failed to file, on a timely basis, reports required by the Exchange Act during 2012.

Audit Committee

We do not have an Audit Committee. All functions of an audit committee are performed by Mr. Kallamni as our sole director.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows all compensation awarded, earned by or paid to our Named Executive Officers for the fiscal years ended December 31, 2013 and 2012, to the extent applicable.

Name and				Stock	Option	All Other
Principal			Bonus	Awards	Awards	Compensation
Position	Year	Salary ($)[2]	($)	($)(1)	($)(1)	($)(2)	Total ($)
Fouad Kallamni[1]	2012	$15,000	$	$	$0	$0	$15,000
President	2013	-0-	0	0	0	0	-0-

1 Mr. Kallamni was appointed President of the Company on November 8, 2011.

2 Mr. Kallamni does not have an employment agreement with the Company. In 2013, we did not pay any compensation to Mr. Kallamni. In 2012, the Company paid Mr. Kallamni $15,000 in cash and accrued the balance owed of $75,000 pursuant to the consulting agreement. Total compensation accrued but not paid to Mr. Kallamni for 2011 through 2013 is $105,000.

Outstanding Equity Awards at Fiscal Year-End 2013 Table

There were no equity awards held by our Named Executive Officer as of December 31, 2013.

Director Compensation

Mr. Kallamni received no compensation for his services to the Company as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth as of March 31, 2014 certain information regarding the beneficial ownership of our outstanding common stock by the following persons or groups:

• each person who, to our knowledge, beneficially owns more than 5% of our common stock; and

• the Named Executive Officer (who is also the Company’s sole director) identified in the Summary Compensation Table above.

As of March 31, 2014 there were 64,587,409 shares of common stock issued and outstanding, held by approximately 200 holders of record, although there are a larger number of beneficial owners. Unless otherwise indicated, each person's address is c/o Premier Beverage Group Corp, 501 Madison Avenue, Suite 501, New York, NY 10022.

Beneficial ownership is determined in accordance with SEC rules and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 2014 are deemed outstanding for computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated and subject to community property laws where applicable, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the shares listed opposite their names.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Liebman Goldberg & Hymowitz LLP audited our financial statements for the years ended December 31, 2013 and 2012.

Audit and Related Fees

The following table sets forth the aggregate fees billed by Liebman Goldberg & Hymowitz LLP for professional services rendered in the years ended December 31, 2013 and 2012, respectively.

	2013	2012
Audit Fees[1]	$22,500	$17,500
Audit-Related Fees[2]
Tax Fees
All Other Fees[3]

[1]	“Audit Fees” represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements included in our reports on Form 10-Q, and audit services provided in connection with other statutory or regulatory filings.
[2]	“Audit-Related Fees” generally represent fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

[3]	“Tax Fees” generally represent fees for tax advice.

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

Exhibit Number	Exhibit

3.1	Articles of Incorporation(1)
3.2	Amendments to Articles of Incorporation(1),(2),(4),(7)
3.3	Articles of Merger of Premier Beverage Group Corp. into DAM Holdings, Inc.(8)
3.4	By-Laws(1)
4.1	Description of Securities(1),(2),(3)
4.2	Certificate of Designation Series A Preferred Stock(4)
4.3	Certificate of Designation Series B Preferred Stock(6)
4.4	Class A Warrant Agreement(9)
4.5	Form of Class A Warrant Certificate(9)
4.6	Specimen Common Stock Certificate(2)
10.1	Form of 6% Convertible Promissory Notes(5)
10.2	Stock Purchase Agreement(10)
10.3	Assumption and Indemnification Agreement(10)
10.4	Form of Unsecured Promissory Note(10)
10.5	Form of Note Purchase Agreement(10)
10.6	Agreement and Plan of Merger of OSO USA LLC into OSO Beverages Corp.(11)
10.8	Indemnification Agreement(15)
10.9	Form of Senior Secured Promissory Note(12)
10.10	Form of Security Agreement(12)
10.11	Consulting Agreement with Fouad Kallamni(15)
10.12	Consulting Agreement with Core Equity Group LLC(15)
10.13	Consulting Agreement with Richard Fisher(15)
10.14	Form of unsecured Convertible Promissory Note issued in aggregate principal amount of $70,000(16)
10.15	Form of Securities Purchase Agreement with respect to Secured Amended and Restated Convertible Debenture in the principal amount of $150,000(17)
10.16	Form of Secured Amended and Restated Convertible Debenture in the principal amount of $150,000(17)
10.17	Form of Assignment Agreement with respect to Senior Secured Promissory Note in the original principal amount of $100,000(17)
10.18	Form of Forbearance Agreement with respect to Secured Amended and Restated Convertible Debenture in the principal amount of $225,000(17)

10.19	Form of Secured Amended and Restated Convertible Debenture in the principal amount of $225,000(17)
10.20	Form of Security Agreement with respect to Secured Amended and Restated Convertible Debentures in the aggregate principal amount of $375,000(17)
10.21	Form of Pledge Agreement with respect to Secured Amended and Restated Convertible Debentures in the aggregate principal amount of $375,000(17)
10.22	Consulting Agreement with Core Equity Group LLC(17)
10.23	Consulting Agreement with Richard Fisher(17)
10.24	Form of unsecured Convertible Promissory Notes issued in aggregate principal amount of $70,000 in exchange for Notes in equal principal amount(17)
10.25	Form of Secured Promissory Notes issued by OSO Beverages Corp. in the aggregate principal amount of $90,000(18)
10.26	Form of Security Agreement with respect to Secured Promissory Notes in the principal amount of $90,000(18)
10.27	Form of Guaranty of Fouad Kallamni of Secured Promissory Notes in the principal amount of $90,000(18)
14.1	Code of Ethics(14)
16.1	Letter from Former Auditor(13)
21.1	Subsidiaries of Registrant(15)
31.1	Certification by Fouad Kallamni, Principal Executive and Financial Officer, pursuant to Rule 13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Fouad Kallamni, Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

(1)	Incorporated by reference from the Registration Statement on Form 10-SB on August 19, 2003
(2)	Incorporated by reference from the Registration Statement on Form 10-SB Amendment No. 1 filed on June 4, 2004
(3)	Incorporated by reference from the Registration Statement on Form 10-SB Amendment No. 5 filed on July 20, 2005
(4)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 15, 2007
(5)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 14, 2008
(6)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on August 13, 2009
(7)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 18, 2009
(8)	Incorporated by reference from the Current Report on Form 8-K filed on December 1, 2011
(9)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ending December 31, 2007
(10)	Incorporated by reference from the Current Report on Form 8-K filed on October 27, 2011
(11)	Incorporated by reference from the Current Report on Form 8-K filed on October 24, 2011
(12)	Incorporated by reference from the Current Report on Form 8-K filed on December 15, 2011
(13)	Incorporated by reference from the Current Report on Form 8-K/A filed on December 23, 2011
(14)	Incorporated by reference from the Annual Report on Form 10-KSB for the year ending December 31, 2005
(15)	Incorporated by reference from the Annual Report on Form 10-K for the year ending December 31, 2011
(16)	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ending March 31, 2012
(17)	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ending June 30, 2013
(18)	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ending September 30, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER BEVERAGE GROUP CORP.
By:	/s/ Fouad Kallamni
Fouad Kallamni
President and Sole Director
May 28, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Premier Beverage Group Corp.

New York, New York

We have audited the accompanying consolidated balance sheets of Premier Beverage Group Corp. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for each of the years in the two year period ended December 31, 2013.  Premier Beverage Group Corp. and Subsidiaries management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Beverage Group Corp. and Subsidiaries as of December 31, 2013 and 2012 and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2013, in conformity with its accounting principles generally accepted in the United States of America.

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

Liebman Goldberg & Hymowitz, LLP

Garden City, New York

May 28, 2014

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2013	2012
ASSETS
Current assets:
Cash	$12,564	$-
Accounts receivable, net	3,199	4,637
Inventories	79,297	20,485
Prepaid expenses	-	5,757
Deferred financing costs	19,076	-
Total current assets	114,136	30,879

Property and equipment, net	484	1,064

Total assets	$114,620	$31,943

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$102,711	$100,458
Accrued expenses	338,983	375,108
Customer advance deposits	39,600	-
Notes payable - current portion	288,868	367,053
Total current liabilities	770,162	842,619

Long term liabilities:
Notes payable - long term, net	314,964	75,000
Derivative liability	283,200	-
Total long term liabilities	598,164	75,000

Total liabilities	1,368,326	917,619

Commitments and contingencies

Stockholders' deficit:
Preferred stock-$0.0001 par value, 1,000,000 shares authorized and designated as follows:	-	-
Series A Preferred stock-$5 stated value, 660,000 shares authorized, 60,000 shares issued and outstanding as of December 31, 2013 and 2012, respectively	300,000	300,000
Series B Preferred stock-$500 stated value, 2,000 shares authorized, 30 shares issued and outstanding as of December 31, 2013 and 2012 respectively	15,000	15,000
Common stock-0.00015 par value, 250,000,000 shares authorized, 64,587,409 shares issued and outstanding as of December 31, 2013 and 61,201,483 shares issued and outstanding as of December 31, 2012	9,688	9,180
Additional paid in capital	295,879	108,987
Accumulated deficit	(1,874,273)	(1,318,843)
Total stockholders' deficit	(1,253,706)	(885,676)

Total liabilities and stockholders' deficit	$114,620	$31,943

See notes to consolidated financial statements

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012
Revenue:
Sales, net	$29,034	$53,685
Cost of goods sold	15,906	17,455
Gross profit	13,128	36,230

Operating expenses:
Selling, general and administrative	223,287	357,885
Depreciation	580	580
Total operating expenses	223,867	358,465

Net (loss) from operations	(210,739)	(322,235)

Other (expenses)
Interest	(227,135)	(160,455)
Loss on fair value of derivative liability	(117,556)	-
Total other (expenses)	(344,691)	(160,455)

Net (loss) before provision for income taxes	(555,430)	(482,690)

Provision for income taxes	-	-

Net (loss)	$(555,430)	$(482,690)

Net (loss) per common share, basic	$(0.01)	$(0.01)

Weighted average number of common shares, basic	62,777,520	61,201,483

See notes to consolidated financial statements

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(555,430)	$(482,690)
Adjustments to net (loss) to net cash provided by (used in) operating activities:
Depreciation expense	580	580
Amortization of discount on debt	74,721	20,605
Beneficial conversion feature in connection with convertible note payable	27,815	69,504
Loss on fair value of derivative liability	117,556	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,054	27,787
(Decrease) in provision for bad debts	(1,616)	-
(Increase) decrease in inventory	(58,812)	86
Decrease in prepaid and other current assets	5,757	17,540
Increase in accounts payable and accrued expenses	167,039	264,726
Increase in customer advances	39,600	-
Net cash (used in) operating activities	(179,736)	(81,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	210,000	85,000
Repayments of notes payable	(18,000)	(25,000)
Proceeds from issuance of common stock	300	-
Net cash provided by financing activities	192,300	60,000

Net increase (decrease) increase in cash	12,564	(21,862)

Cash, beginning of the year	-	21,862

Cash, end of the year	$12,564	$-

Supplemental Disclosures of Cash Flow Information:
Non-cash conversion of notes payable	$337,100	$-
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

See notes to consolidated financial statements

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

									Additional
	Preferred stock		Series A Preferred		Series B Preferred		Common stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2010, adjusted for recapitalization	-	$-	60,000	$300,000	2,000	$15,000	50,000,000	$7,500	$-	$(379,087)	$(56,587)
Net (loss)	-	-	-	-	-	-	-	-	-	(48,999)	(48,999)
Balance, December 31, 2010	-	-	60,000	300,000	2,000	15,000	50,000,000	7,500	-	(428,086)	(105,586)
Effect of reverse merger:
Common stock issued to acquire OSO USA, LLC	-	-	-	-	-	-	11,111,676	1,667	-	(203,708)	(202,041)
Common stock issued for exercise of warrants cashlessly	-	-	-	-	-	-	89,807	13	(13)	-	-
Beneficial conversion feature relating to convertible note	-	-	-	-	-	-		-	60,000	-	60,000
Net (loss)	-	-	-	-	-	-	-	-	-	(204,359)	(204,359)
Balance, December 31, 2011	-	$-	60,000	$300,000	2,000	$15,000	61,201,483	$9,180	$59,987	$(836,153)	$(451,986)

Beneficial conversion feature relating to convertible note	-	-	-	-	-	-	-	-	49,000	-	49,000
Net (loss)	-	-	-	-	-	-	-	-	-	(482,690)	(482,690)
Balance, December 31, 2012	-	$-	60,000	$300,000	2,000	$15,000	61,201,483	$9,180	$108,987	$(1,318,843)	$(885,676)

Common stock issued to retire notes payable	-	-	-	-	-	-	1,385,926	208	186,892	-	187,100
Common stock issued for cash	-	-	-	-	-	-	1,000,000	150	-	-	150
Common stock issued to former noteholder	-	-	-	-	-	-	1,000,000	150	-	-	150
Net (loss)	-	-	-	-	-	-	-	-	-	(555,430)	(555,430)
Balance, December 31, 2013	-	$-	60,000	$300,000	2,000	$15,000	64,587,409	$9,688	$295,879	$(1,874,273)	$(1,253,706)

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

After the OSO Merger, the Company sold the DAM Holdings, Inc. operating assets for nominal consideration.  Because the owners and management of OSO obtained voting and operating control of Dam Holdings, Inc. in the OSO Merger, the transaction was accounted for as a recapitalization of OSO Beverages Corp. accompanied by the issuance of its common stock for outstanding common stock of Dam Holdings, Inc, which was recorded at a nominal value.  The accompanying financial statements and related notes give retroactive effect to the recapitalization as if it had occurred on January 1, 2010, and accordingly all share and per share amounts have been adjusted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Premier Beverages Group Corp. and its wholly owned subsidiaries, OSO Beverages Corp its wholly owned subsidiary, Fury Distribution Holdings, LLC (hereafter referred to as the “Company” or “Premier”). No operations were conducted in 2012 or 2013 by the Company’s other subsidiary, Captive Brands Corp.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories.  These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.  Allowance for doubtful accounts for accounts receivable was $0 and $5,966 as of December 31, 2013 and 2012, respectively.  Bad debt expense was $1,213 and $14,433 for the year ended December 31, 2013 and 2012, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2013 and 2012, the Company has not recorded any unrecognized tax benefits.

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

Net Loss per Share

The Company follows Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants along with common shares issuable upon convertible notes and preferred stock have been excluded as common stock equivalents in the diluted loss per share because there effect is anti-dilutive on the computation.  Fully diluted shares outstanding were 64,587,409 and 61,201,483 for the years ended December 31, 2013 and 2012, respectively.

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

The Company’s financial instruments are carried at fair value. Virtually all of the Company’s valuation measurements are Level 3 measurements.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2013 and December 31, 2012, the Company did not have any derivative instruments that were designated as hedges.

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

NOTE 3 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net loss of $555,430 and $482,690 for the years ended December 31, 2013 and 2012, respectively.  Additionally, the Company has negative working capital (total current liabilities exceeded total current assets) of $656,026 and $811,740 as of December 31, 2013 and 2012, respectively.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2013 and 2012 is summarized as follows:

	2013	2012
Office furniture and equipment	$1,741	$1,741
Less: accumulated depreciation	(1,257)	(677)

	$484	$1,064

Depreciation expense for the years ended December 31, 2013 and 2012 was $580 and $580, respectively.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	2013	2012
Consulting fees	$286,500	$286,500
Sales commissions	8,483	8,008
Professional fees	44,000	18,000
Accrued penalties on notes	-	62,600
	$338,983	$375,108

NOTE 6 - NOTES PAYABLE

Notes payable are comprised of the following:

	December 31, 2013	December 31, 2012	Interest Rate	Maturity Date
Notes Payable - Current Portion
Secured Promissory Note	$48,500	$48,500	0%	5/2/2012
Secured Convertible 10% Promissory Note	7,567	7,067	10%	5/12/2009
Secured Promissory Notes	72,000	-	0%	8/15/2014
Unsecured Convertible 6% Promissory Notes	65,955	62,955	6%	8/8/2010 - 9/8/2010
Unsecured Convertible Promissory Note	15,000	202,100	0%	4/24/2013
Unsecured Convertible 8% Promissory Notes, net of amortized debt discount of $0 at December 31, 2013 and $27,815 at December 31, 2012	79,846	46,431	8%	12/31/2013
Total Notes Payable - Current Portion	$288,868	$367,053

Notes Payable - Long Term
Senior Secured Convertible Promissory Notes, net of amortized debt discount of $101,847 and $0 at December 31, 2013 and December 31, 2012, respectively	314,964	75,000	20%	12/31/2014
Total Notes Payable - Long Term	$314,964	$75,000

Total Notes Payable	$603,832	$442,053

In May 2011, the Company entered into a $53,500 non-interest bearing note for the purchase of inventory. This note is secured by the Company's accounts receivable and inventory and precludes the issuance of any other indebtedness pari passu or senior to it. This note is subject to a mandatory monthly cash flow recapture provision whereby payments are made against this note pursuant to a formula. The funded amount under the note was $40,003, resulting in an original issuance discount of $13,497.  In accordance with the original issuance discount of the secured note, amortization expense of $4,499 has been charged in 2012, which fully amortized the original issue discount.  As of December 31, 2013, the note has a balance of $48,500.  The note had a maturity date of May 2, 2012 and is now in technical default; however, no default has been declared by the holder.

The Company has a $5,000 10% Convertible Secured Promissory Note (the “10% Secured Note”).  The 10% Secured Note was due on May 12, 2009 and bears an annual rate of interest of ten percent (10%).  The 10% Secured Note is secured by assignment of a motorcycle engine from the Company’s prior wholly owned subsidiary, Delaware American Motors, Inc.  The 10% Secured Note may be converted by the holder into shares of the Company’s common stock at a price equal to seventy-five percent (75%) of the market price of the Company’s shares on the date of conversion limited to not more than 300,000 shares. At the date of issuance, the Company determined that the fair value of the beneficial conversion feature in respect of this 10% Secured Note on the date the note was issued to be equal to $4,054 using the Black-Scholes model which amount has been recorded as a debt discount was amortized over the term of the note.  The accompanying financial statements include $500 of interest expense for each of the years ending December 31, 2013 and 2012.  The 10% Secured Note is in default with a total aggregate amount due of $7,567 as of December 31, 2013.

The Company has four unsecured 6% Convertible Promissory Notes payable in the aggregate original principal amount of $50,000 (the “Convertible Notes”).  The Convertible Notes bear interest at the rate of 6% per annum and were due on dates ranging from August 8, 2010 through September 8, 2010.  The Convertible Notes may be converted into shares of the Company’s common stock at the election of the holder at any time prior to their maturity date (24 months after issue) at the rate of thirty dollars ($30.00) per share.  Interest may, at the election of the Company, be paid in shares of the Company’s common stock at the rate of one hundred ($100.00) per share.  The accompanying financial statements include $3,000 of interest expense for each of the years ending December 31, 2013 and 2012.  The unsecured convertible promissory notes are in default with a total aggregate amount due of $65,955 as of December 31, 2013. On July 27, 2012, we received notice that a default judgment had been entered against the Company with respect to a civil action summons and complaint filed in the Superior Court of New Jersey, Passaic County, for the non-payment of these unsecured promissory notes issued by the Company’s predecessor, DAM Holdings, Inc., in the amount of $66,051. The repayment of these notes has been guaranteed in full by a third party in connection with the merger of OSO USA LLC into our wholly-owned subsidiary, OSO Beverages Corp. The Company intends to pursue its remedies against such third party with respect to this judgment. In accordance with Emerging Issues Task Force (“EITF”) No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments.”  We determined there to be no value attributable to the beneficial conversion features of the Convertible Notes in that the effective conversion price of those shares was greater than the FMV price of our common stock.

On October 24, 2011, the Company entered into Note Purchase Agreement (“NPA”) with Prestwick Circle Service Corp (“Prestwick”). The NPA provided for maximum non-interest bearing advances to the Company of $387,100 over a period commencing October 25, 2011 and ending November 11, 2011. Pursuant to the NPA, the Company issued an Unsecured Convertible Promissory Note (“Note”) in the amount of $187,100 to Prestwick on October 25, 2011.  In March 2012, an additional $15,000 was advanced to the Company under the Note Purchase Agreement with Prestwick Circle Services Corp.  Prestwick remains in default on its obligation to fund an additional $200,000 under the NPA.

Pursuant to the conversion terms of the Note, the Company may require the holder to convert its Notes into shares of its common stock 45 days after the closing of the OSO Merger, unless the conversion would result in the holder then owning more than 4.99% of our common stock, at a rate of $0.135 per share. The Company may require at its election conversion of all remaining Notes anytime after April 19, 2012 regardless of the then ownership position of the holder.  On April 23, 2013, the Company exercised its right to convert the Note into shares of the Company’s Common Stock at the stated conversion price of $0.135 per share. The conversion resulted in the issuance by the Company 1,385,926 restricted shares of its Common Stock to the holder in full cancellation of the note.

On March 28, 2012, the Company issued $70,000 of its convertible promissory notes (“March 2012 Notes) to four investors. The March 2012 Notes bear interest at the rate of 8% per annum, are due on December 31, 2013 and are convertible into shares of the Company’s common stock at the rate of $.05 per share. The March 2012 Notes will be automatically cancelled and new convertible promissory notes issued if, in connection with a convertible debt financing of the Company after March 28, 2012 and before December 31, 2013, such subsequent debt financing provides for a conversion price of less than $0.05 per share of Common Stock. In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $49,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period as interest expense. The Company recognized a total of $21,185 of the debt discount as interest in 2012, and the remaining debt discount of $27,815 was recognized in 2013. The March 2012 Notes matured December 31, 2013 and are in technical default; however, no default has been declared.

On June 3, 2013, the Company issued $70,000 of its convertible promissory notes (“June 2013 Notes) to four investors in exchange for the March 2012 Notes pursuant to a provision in the March 2012 Notes requiring a mandatory note exchange if, in connection with a convertible debt financing of the Company after March 28, 2012 and before December 31, 2013, such financing provided for a price at which the new note may be converted into shares of the Company’ Common Stock of less than $0.05 per share. On May 15, 2013 the Company engaged in a convertible debt financing in which the conversion price one of the notes is $.02 per share and the other is variable based on a 50% discount to the volume weighted average closing market price of the Company’s stock.  As a result of these financings, the conversion price of the June 2013 Notes was reset at $.01 per share. The March 2012 and June 2013 Notes are in all other respects identical. Interest that accrued on the March 2012 Note before the exchange may also be converted into shares of the Company’s Common Stock at $.01 per share.

The June 2013 Notes matured December 31, 2013 and are in technical default; however, no default has been declared.

On December 9, 2011, the Company issued a senior secured promissory note in the amount of $100,000 to a third party lender (“2011 Note”). The 2011 Note was secured by a security agreement with the lender pursuant to which the Company granted a first lien on all of its assets. The 2011 Note was due on the earlier to occur of (i) March 31, 2012, (ii) the receipt of the remaining proceeds in the amount of $200,000 from a Note Purchase Agreement entered into with a third party investor on October 24, 2011 and (iii) the receipt of $200,000 of proceeds from a planned private placement of equity securities. In April 2012, the Company repaid $25,000 of the principal balance of the 2011 Note. The original funded amount under the note was $80,000, resulting in an original issuance discount of $20,000.  In accordance with the original issuance discount of the secured note, amortization expense of $16,106 has been charged in 2012, which fully amortized the original issue discount. The note may be converted into shares of the Company’s common stock by the lender at any time at $0.20 per share.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $60,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes.  The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period as interest expense.   The Company recognized a total $48,319 in 2012, which fully amortized the debt discount.

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

The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 363.56%, (3) weighted average risk-free interest rate of 0.23%, (4) expected life of 1.63 years, and (5) estimated fair value of the Company’s common stock of $0.0027 per share. The initial fair value of the embedded debt derivative of $145,803 was allocated as a debt discount. In 2013, the Company amortized $56,210 of debt discount as interest expense.

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

The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 363.56%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of 1.62 years, and (5) estimated fair value of the Company’s common stock of $0.0027 per share. The initial fair value of the embedded debt derivative of $19,841 was allocated as a debt discount. In 2013, the Company amortized $7,587 of debt discount as interest expense.

On August 23, 2013, the Company’s wholly-owned subsidiary, OSO Beverages Corp., (“OSO”) issued $90,000 in principal amount of its secured convertible promissory notes (“OSO Notes) to two lenders. In exchange for the OSO Notes, the Company received $60,000 in cash to be used to purchase inventory. The repayment of the OSO Notes is secured by the inventory to be purchased and all of the proceeds from the sale thereof. Beginning on November 15, 2013 and each month thereafter, principal in the amount of $4,500 is payable to each lender, with all unpaid principal due and payable on August 15, 2014. The OSO Notes are convertible into shares of the Company’s common stock at a conversion rate of $0.01 per share. The funded amount under the OSO Notes was $60,000, resulting in an original issuance discount of $30,000.  In accordance with the original issuance discount of the secured note, amortization expense of $10,924 has been charged in 2013, with a remaining unamortized original issue discount of $19,076. As of December 31, 2013, there has been an aggregate of $18,000 in principal repayments to the two lenders. The outstanding principal balance as of December 31, 2013 is $72,000.

As an inducement to enter into the loan transaction, each Lender subscribed to purchase 500,000 restricted shares of the Company’s common stock for a nominal consideration. As a further inducement to enter into the loan transaction, Fouad Kallamni, the Company’s President, guaranteed all payments due under each OSO Note.

NOTE 7 – DERIVATIVE LIABILITY

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

The fair value of the derivatives at December 31, 2013 was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 380.04%, (3) weighted average risk-free interest rate of 0.01%, (4) expected life of 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.0043 per share. The Company recorded a loss on change in derivative liabilities of $117,556 in 2013.

Based upon ASC 815-25 the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible debentures. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

At December 31, 2013, the aggregate derivative liabilities was valued at $283,200. The Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Facilities Lease

The Company does not currently have any rental obligations, but pays to rent space as needed through informal arrangements with its President. Rent expense was $3,587 and $14,250 for 2013 and 2012, respectively.

Key Employee Agreements

Effective October 1, 2011, the Company entered into a consulting agreement with its President.  The terms of the agreement provide that the consultant shall be compensated at a rate of $15,000 per month (other than the first month, in which the rate of compensation was $25,325, of which $15,325 was paid), of which $5,000 shall be paid in cash and the remainder accrued until the Company completes a financing of approximately $1,000,000. The accrued portion may be paid in cash or in stock, or by any combination thereof, at the election of the Company.  The consulting agreement had a term of one year and has expired.

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

Common Stock

The Company has authorized 250,000,000 shares of common stock $.00015 par value per share (the “Common Stock”).  As of December 31, 2013 and 2012, the Company had 64,587,409 and 61,201,483 shares of Common Stock issued and outstanding, respectively.  The Company’s shares of Common Stock are traded on the Over the Counter electronic quotation system under the trading symbol PBGC. However, trading of the Company’s shares of Common Stock was suspended by the Securities and Exchange Commission on February 20, 2014 for failure to file timely reports under the Securities Exchange Act of 1934.

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

Class A Warrants

The Company’s Class Warrants to purchase 13,333 shares of the Company’s common stock at an exercise price of $45.00 per share expired on December 31, 2012.

Selling Agent Warrants

The Company granted a selling agent rights to purchase 2,497 shares of the Company’s common stock at an exercise price of fifty-four dollars ($54.00) expired on January 31, 2013.

Shares Available For Future Issuance

As of December 31, 2013, the Company has 61,029,146 shares of common stock reserved for future issuance upon conversion of convertible debt, conversion of shares of convertible preferred stock and exercise of warrants and options:

		Conversion
		Rate	Number of
	Amount	Per Share	Shares
Shares of common stock authorized			250,000,000
Shares of common stock outstanding			64,587,409
Shares of common stock reserved for:
Senior secured convertible A&R promissory note	$251,507	$0.0025	100,602,800
Senior secured convertible promissory note	165,304	0.02	8,265,200
Secured convertible promissory note	72,000	0.01	7,200,000
Secured convertible promissory note (1)	7,567	0.0017	300,000
Unsecured convertible promissory notes	65,955	40.00	1,649
Unsecured convertible promissory notes	79,846	0.01	7,984,600
Series A convertible preferred stock	300,000	22.50	13,333
Series B convertible preferred stock	15,000	1.00	15,000
Class B warrants		25.00	600
2009 Consultants Stock Compensation Plan
Reserved for future grant			263
Total shares reserved for issuance			124,383,445

Shares of common stock available for future issuance			61,029,146

(1)	The secured convertible promissory note has a conversion feature equal to 75% of the closing price of the common stock, up to a maximum of 300,000 shares. Our common stock at December 31, 2013 was $0.0043, resulting in a conversion price of $0.0032 as of December 31, 2013, and as a result reserve for future issuance of 300,000 shares (the maximum amount under the note).

Summary of Common Stock Warrants and Options Outstanding

A summary of the status of warrants and options granted at December 31, and changes during the periods then ended is presented below:

	2013		2012
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price

Outstanding - beginning of year	3,097	$48.38	16,430	$4.39
Granted	-	$-	-	$-
Vested	-	-	-	-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-
Expired	2,497	54.00	13,333	45.00
Outstanding - end of year	600	$25.00	3,097	$48.38
Exercisable at December 31,	600	$25.00	3,097	$48.38

On December 31, 2012, 13,333 Class A Warrants expired. In January 2013, 2,497 warrants issued to selling agents expired.

A summary of the status of the warrants and options outstanding at December 31, 2012 is presented below:

Warrants Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$25.00	600	0.08	$25.00	600	$25.00

NOTE 10 – INCOME TAXES

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

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2013	2012
Income taxes using U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	4.7	4.7
Change in Valuation allowance	(38.7)	(38.7)
	-	-

At December 31, 2013, the significant components of the deferred tax assets (liabilities) are summarized below:

	2013	2012
Deferred tax assets:
Net Operating Losses	$129,776	$169,253
Change in fair value of derivative liabilities	45,494	-
Beneficial conversion features	39,681	17,548
Total deferred tax assets	$214,951	$186,801

Deferred tax liabilities:

Total deferred tax liabilities	$-	$-

Valuation allowance	(214,951)	(186,801)
Net deferred tax assets	$-	$–

As of December 31, 2013, the Company had U.S. federal and state net operating loss carryforwards of approximately $331,000 which expire at various dates through 2031. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. Federal income taxes. Section 382 of the Internal Revenue Code of 1986 (the “Code”) imposes an annual limit on the ability of a corporation that undergoes a greater than 50% ownership change to use its net operating loss carry forwards to reduce its tax liability. The Company may be subject to a limitation as a result of the Company’s initial public offering in 2006 and other transactions related to its stock ownership. These potential limitations could affect the utilization of the carryforwards prior to their expiration.

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

The Company is subject to income tax in the U.S., and certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service, or any states in connection with income taxes. The periods from December 31, 2008 to December 31, 2013 remain open to examination by the U.S. Internal Revenue Service, and state tax authorities.

The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, as a component of income tax expense.

NOTE 11 - FAIR VALUE MEASUREMENT

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

The carrying value of the Company’s cash, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of December 31, 2013 and December 31, 2012, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in Notes 2 and 7. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Notes 2 and 7 are that of volatility and market price of the underlying common stock of the Company.

As of December 31, 2013, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of December 31, 2013, in the amount of $283,200 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2013:

Debt Derivative
Balance, December 31, 2012	$-
Total (gains) losses
Initial recording of derivative liability	165,644
Change in fair value of derivative liability at December 31, 2013:	117,556
Balance, December 31, 2013	$283,200

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price increased approximately 59% from note inception to December 31, 2013. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would generally result in a lower fair value measurement.

NOTE 12 – SUBSEQUENT EVENTS

In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred subsequent to December 31, 2013, through the date of issuance of the financial statements.

