Form 10-Q
period 2014-03-31
Premier Beverage Group Corp
filed 2014-05-30
CIK 1253557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,587,409 shares outstanding as of May 15, 2014.

PREMIER BEVERAGE GROUP CORP.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014
	(Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash	$-	$12,564
Accounts receivable, net	8,002	3,199
Inventories	75,439	79,297
Deferred financing costs	11,513	19,076
Total current assets	94,954	114,136

Property and equipment, net	338	484

Total assets	$95,292	$114,620

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$102,916	$102,711
Accrued expenses	334,743	338,983
Customer advance deposits	39,600	39,600
Notes payable - current portion	287,143	288,868
Total current liabilities	764,402	770,162

Long term liabilities:
Notes payable - long term, net	358,638	314,964
Derivative liability	422,150	283,200
Total long term liabilities	780,788	598,164

Total liabilities	1,545,190	1,368,326

Commitments and contingencies

Stockholders' deficit:
Preferred stock-$0.0001 par value, 1,000,000 shares authorized and designated as follows:	-	-
Series A Preferred stock-$5 stated value, 660,000 shares authorized, 60,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013	300,000	300,000
Series B Preferred stock-$500 stated value, 2,000 shares authorized, 30 shares issued and outstanding as of March 31, 2014 and December 31, 2013	15,000	15,000
Common stock-0.00015 par value, 250,000,000 shares authorized, 64,587,409 shares issued and outstanding as of March 31, 2014 and December 31, 2013	9,688	9,688
Additional paid in capital	295,879	295,879
Accumulated deficit	(2,070,465)	(1,874,273)
Total stockholders' deficit	(1,449,898)	(1,253,706)

Total liabilities and stockholders' deficit	$95,292	$114,620

See notes to consolidated financial statements

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

	2014	2013
Revenue:
Sales, net	$10,322	$5,760
Cost of goods sold	3,859	1,230
Gross profit	6,463	4,530

Operating expenses:
Selling, general and administrative	10,048	8,336
Depreciation expense	146	145
Total operating expenses	10,194	8,481

Net (loss) from operations	(3,731)	(3,951)

Other (expense)
Interest, net	(53,511)	(49,633)
(Loss) on fair value of derivative liability	(138,950)	-
Total other (expense)	(192,461)	(49,633)

Net (loss) before provision for income taxes	(196,192)	(53,584)

Provision for income taxes (benefit)	-	-

Net (loss)	$(196,192)	$(53,584)

Net (loss) per common share, basic	$(0.00)	$(0.00)

Weighted average number of common shares, basic	64,587,409	61,201,483

Weighted average number of common shares, diluted	64,587,409	63,183,096

See notes to consolidated financial statements

PREMIER BEVERAGE GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(196,192)	$(53,584)
Adjustments to net (loss) to net cash (used in) operating activities:
Depreciation expense	146	145
Amortization of discount on debt	32,743	-
Beneficial conversion feature in connection with convertible note payable	-	6,858
Loss on fair value of derivative liability	138,950	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,803)	544
Decrease in inventory	3,858	1,230
(Increase) in prepaid and other current assets	-	(145)
Increase in accounts payable and accrued expenses	16,734	44,952
Net cash (used in) operating activities	(8,564)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(4,000)	-
Net cash (used in) financing activities	(4,000)	-

Net (decrease) in cash	(12,564)	-

Cash, beginning of the period	12,564	-

Cash, end of the period	$-	$-

See notes to consolidated financial statements

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014

(Unaudited)

NOTE 1 – UNAUDITED FINANCIAL INFORMATION

The financial information included for the three month interim periods ended March 31, 2014 and 2013 was taken from the books and records and is unaudited. However, such information reflects all adjustments (consisting only of normal recurring adjustments), which are in the opinion of management, necessary to reflect properly the results of operations for the interim periods presented. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2014.

NOTE 2 – FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

Management has elected to omit substantially all footnotes relating to the condensed consolidated financial statements of the Premier Beverage Group Corp. (the “Company”) included in this report. For a complete set of footnotes, reference is made to the Company’s Current Report on Form 10-K for the year ending December 31, 2013 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

The accompanying unaudited financial statements include the accounts of the Company and the accounts of its wholly owned subsidiary OSO Beverages Corp. (and its subsidiary Fury Distribution Holdings LLC) for all periods presented.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net loss of $196,192 for the three months ended March 31, 2014, and as of March 31, 2014 the Company has an accumulated deficit of $2,070,465 and a net working capital deficit (total current liabilities exceeded total current assets) of $669,448. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has undertaken further steps as part of a plan to improve operations with the goal of sustaining its operations for the next twelve months and beyond to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. However, there can be no assurance that the Company can successfully accomplish these steps and/or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

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

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014
	(Unaudited)	December 31, 2013
Office furniture and equipment	$1,741	$1,741
Less: accumulated depreciation	(1,403)	(1,257)
	338	484

Depreciation expense was $146 and $145 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts Payable and Accrued Expenses

The Company had outstanding accounts payable and accrued expenses of $437,659 and $441,694 as of March 31, 2014 and December 31, 2013, respectively. Included in accrued expenses are consulting agreements with three individuals, including Fouad Kallamni, the Company’s President. The aggregate amount of deferred compensation under these consulting agreements as of March 31, 2014 is $286,500 compared to $286,500 as of December 31, 2013.

NOTE 7 – NOTES PAYABLE

At March 31, 2014 and December 31, 2013 the Company has the following notes payable:

	March 31, 2014 (Unaudited)	December 31, 2013	Interest Rate	Maturity Date
Notes Payable - Current Portion
Secured Promissory Note	$48,500	$48,500	0%	5/2/2012
Secured Convertible 10% Promissory Note	7,692	7,567	10%	5/12/2009
Secured Promissory Notes	68,000	72,000	0%	8/15/2014
Unsecured Convertible 6% Promissory Notes	66,705	65,955	6%	8/8/2010 - 9/8/2010
Unsecured Convertible Promissory Note	15,000	15,000	0%	4/24/2013
Unsecured Convertible 8% Promissory Notes	81,246	79,846	8%	12/31/2013
Total Notes Payable - Current Portion	$287,143	$288,868

Notes Payable - Long Term
Senior Secured Convertible Promissory Notes, net of amortized debt discount of $76,667 and $101,847 at March 31, 2014 and December 31, 2013, respectively	358,638	314,964	20%	12/31/2014
Total Notes Payable - Long Term	$358,638	$314,964

Total Notes Payable	$645,781	$603,832

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

The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 384.06%, (3) weighted average risk-free interest rate of 0.01%, (4) expected life of .75 years, and (5) estimated fair value of the Company’s common stock of $0.005 per share. The initial fair value of the embedded debt derivative of $145,803 was allocated as a debt discount. For the three months ended March 31, 2014, the Company amortized $22,091 of debt discount as interest expense.

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

The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 384.06%, (3) weighted average risk-free interest rate of 0.01%, (4) expected life of .75 years, and (5) estimated fair value of the Company’s common stock of $0.005 per share. The initial fair value of the embedded debt derivative of $19,841 was allocated as a debt discount. For the three months ended March 31, 2014, the Company amortized $3,089 of debt discount as interest expense.

On August 23, 2013, the Company’s wholly-owned subsidiary, OSO Beverages Corp., (“OSO”) issued $90,000 in principal amount of its secured convertible promissory notes (“OSO Notes) to two lenders. In exchange for the OSO Notes, the Company received $60,000 in cash to be used to purchase inventory. The repayment of the OSO Notes is secured by the inventory to be purchased and all of the proceeds from the sale thereof. Beginning on November 15, 2013 and each month thereafter, principal in the amount of $4,500 is payable to each lender, with all unpaid principal due and payable on August 15, 2014. The OSO Notes are convertible into shares of the Company’s common stock at a conversion rate of $0.01 per share. The funded amount under the OSO Notes was $60,000, resulting in an original issuance discount of $30,000.  In accordance with the original issuance discount of the secured note, amortization expense of $7,563 has been recorded for the three months ended March 31, 2014, with a remaining unamortized original issue discount of $11,513.

NOTE 8 – DERIVATIVE LIABILITY

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

The fair value of the derivatives at March 31, 2014 was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 368.06%, (3) weighted average risk-free interest rate of 0.01%, (4) expected life of .75 years, and (5) estimated fair value of the Company’s common stock of $0.005 per share. The Company recorded a loss on the fair value change in derivative liabilities of $138,950 during the three months ended March 31, 2014.

Based upon ASC 815-25 the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible debentures. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

At March 31, 2014, the aggregate derivative liabilities was valued at $422,150, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 9 – FAIR VALUE MEASUREMENTS

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) in accordance with Accounting Standards Codification topic 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

As of March 31, 2014 and December 31, 2013, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in Note 8. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 8 are that of volatility and market price of the underlying common stock of the Company.

As of March 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2014, in the amount of $422,150 has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2014:

Debt Derivative
Balance, December 31, 2013	$283,200
Total (gains) losses
Change in fair value of derivative liability at March 31, 2014:	138,950
Balance, March 31, 2014	$422,150

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price increased approximately 85% from note inception to March 31, 2014. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments. The simulated fair value of these liabilities is sensitive to changes in the Company’s expected volatility. Decreases in expected volatility would generally result in a lower fair value measurement.

NOTE 11 – MATERIAL SUBSEQUENT EVENTS AND CONTINGENCIES

None.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our consolidated financial condition and results of operations for the three month period ended March 31, 2014 should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report.

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

Three months ended March 31, 2014 compared with three months March 31, 2013.

For the three months ended March 31, 2014 we generated revenues of $10,322 compared to $5,760 for the three months ended March 31, 2013, an increase of $4,562, or 79%. Cost of goods sold for the three months ended March 31, 2014 was $3,859, generating a gross margin of $6,463. Cost of goods sold for the three months ended March 31, 2013 was $1,230, generating a gross margin of $4,530. The increase in our revenues is attributable principally to our increase of available inventory to sell to customers.

Selling, general and administrative expenses were $10,048 for the three months ended March 31, 2014 as compared to $8,336 for the three months ended March 31, 2013, an increase of $1,712 or approximately 21%. The increase was primarily the result of additional corporate expenses as we scaled operations since receiving additional capital.

We incurred interest expense of $53,511 for the three months ended March 31, 2014. Interest expense incurred for the three months ended March 31, 2013 was $49,633. The increase of $3,878 in interest expense was primarily due to the amortization of debt discount due to the financial restructuring that took place during 2013.

We reported a net loss and loss applicable to common stockholders for the three months ended March 31, 2014 of $196,192. Our net loss and loss applicable to the common stockholders for the three months ended March 31, 2013 was $53,584. The increase in net loss was attributable principally to the amortization of debt discount and loss on the fair value of derivative liability due to the financial restructuring that took place in 2013.

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

As of March 31, 2014, we had $0 of cash on hand, $8,002 in accounts receivable, $75,439 in inventory, and $764,402 in current liabilities. As of March 31, 2013, we had $0 of cash on hand, $19,255 in inventory, and $894,429 in current liabilities.

We will require additional cash to meet our operating needs for the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item is inapplicable.

Item 4T. Controls and Procedures

Fouad Kallamni, who was our principal executive and financial officer after the merger of OSO USA LLC into the Company on October 19, 2011 and for the remainder of the reporting period which ended on March 31, 2014, has concluded that the disclosure controls and procedures were neither effective prior to the merger or as of March 31, 2014. These controls are meant to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of December 31, 2013, it had material weaknesses in its internal control procedures which continue to exist as of March 31, 2014.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We have concluded that our internal control over financial reporting was not effective as of December 31, 2013 and March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Premier Beverage Group Corp.

Date: May 30, 2014	/s/ Fouad Kallamni
Fouad Kallamni, President
Principal Executive Officer and Principal Financial Officer

