Form 10-Q/A
period 2014-03-31
Premier Beverage Group Corp
filed 2014-06-02
CIK 1253557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,587,409 shares outstanding as of March 31, 2014.

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Premier Beverage Group Corp. for the quarter ended March 31, 2014, as filed with the Securities and Exchange Commission on May 30, 2014, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

101

The following financial statements from the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language):

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
June 2, 2014